Form 10-Q
period 2002-09-30
METROPOLIS REALTY HOLDINGS LLC
filed 2002-11-14
CIK 1174295

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 005-78477

                         METROPOLIS REALTY HOLDINGS LLC

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     74-3043954

(State or other jurisdiction of incorporation                (IRS Employer
              or organization)                             Identification No.)

                             c/o Capital Trust, Inc.
                                 410 Park Avenue
                                   14th Floor
                            New York, New York 10022
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 655-0220
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_|           No |X|

As of November 1, 2002, there were 13,006,346 units of the Company's limited liability company units issued and outstanding.

                         METROPOLIS REALTY HOLDINGS LLC

                                      INDEX

                                                                            PAGE

PART I. FINANCIAL INFORMATION..................................................1

ITEM 1.       Financial Statements.............................................1

      The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

      Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31,
      2001.....................................................................1

      Consolidated Statements of Income and Comprehensive Income (Loss) for the Quarters and Nine Months Ended September 30, 2002 and 2001 (unaudited)...2

      Consolidated Statements of Cash Flows for the Nine Months Ended September
      30, 2002 and 2001 (unaudited)............................................3

      Notes to Consolidated Financial Statements (unaudited)...................4

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................9

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk........12

ITEM 4.     Controls and Procedures...........................................12

PART II. OTHER INFORMATION....................................................13

ITEM 1.     Legal Proceedings.................................................13

ITEM 2.     Changes in Securities.............................................13

ITEM 3.     Defaults Upon Senior Securities...................................13

ITEM 4.     Submission of Matters To a Vote of Security Holders...............13

ITEM 5.     Other Information.................................................13

ITEM 6.     Exhibits and Reports on Form 8-K..................................13

SIGNATURES....................................................................14

                         PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

METROPOLIS REALTY HOLDINGS LLC
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                  September 30,
                                                                      2002      December 31,
                                                                   (unaudited)      2001
                                                                   -----------  ------------
ASSETS
Assets held for Sale:
Rental property - net of accumulated depreciation of $0 and
    $48,077, respectively                                            $     --   $358,709
Cash and cash equivalents                                                  --     10,562
Escrow deposits and restricted cash                                        --      7,506
Tenant security deposits                                                   --        203
Due from tenants                                                           --      2,138
Note receivable                                                            --        275
Deferred rent receivable                                                   --     50,119
Prepaid real estate taxes                                                  --      8,986
Deferred leasing costs, net of amortization of $0 and $4,132,
    respectively                                                           --     17,016
Deferred financing costs - net of amortization of $0 and $8,830,
    respectively                                                           --      4,101

Other receivables                                                          --        281
                                                                     --------   --------

Total Assets held for Sale                                                 --    459,896
                                                                     --------   --------
Assets Related to Continuing Operations:
Cash and cash equivalents                                              15,162        450
Escrow deposits and restricted cash                                     1,247         --
Other receivables                                                       2,420         --
                                                                     --------   --------
TOTAL ASSETS                                                         $ 18,829   $460,346
                                                                     ========   ========

LIABILITIES AND  MEMBERS' EQUITY
Liabilities Related To Assets Held For Sale:
Mortgage loan                                                        $     --   $425,000
Accounts payable and accrued expenses                                      --      7,854
Tenant security deposits, unearned revenue and credits due tenants         --      2,135

Derivative investment                                                      --     17,897
                                                                     --------   --------
Total Liabilities Related To Assets Held For Sale                          --    452,886
                                                                     --------   --------

Accounts Payable Related To Continuing Operations                       2,340        155
                                                                     --------   --------
Total Liabilities                                                       2,340    453,041
                                                                     --------   --------

TOTAL MEMBERS' EQUITY                                                  16,489      7,305
                                                                     --------   --------

TOTAL LIABILITIES AND MEMBERS' EQUITY                                $ 18,829   $460,346
                                                                     ========   ========

See notes to consolidated financial statements.

METROPOLIS REALTY HOLDINGS LLC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

                                                     Quarter Ended           Nine Months Ended
                                                     -------------           -----------------
                                                     September 30,             September 30,
                                                     -------------             -------------
                                                   2002         2001         2002         2001
                                                 ---------    ---------    ---------    ---------
OPERATING EXPENSES:
General and administrative                       $     169    $     228    $     449    $     561
                                                 ---------    ---------    ---------    ---------
Total operating expenses                               169          228          449          561
                                                 ---------    ---------    ---------    ---------

OTHER ITEMS:

Gain on repurchase of minority interest                 --           --           --       13,009
                                                 ---------    ---------    ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS:             (169)        (228)        (449)      12,448

INCOME FROM DISCONTINUED OPERATIONS:

Income (loss) from discontinued operations          (5,025)         348       (1,106)       1,620
Gain on sale of discontinued operations            298,443           --      298,443           --
                                                 ---------    ---------    ---------    ---------
   Total income (loss) from discontinued
   operations                                      293,418          348      297,337        1,620
                                                 ---------    ---------    ---------    ---------

NET INCOME                                         293,249          120      296,888       14,068

OTHER COMPREHENSIVE INCOME (LOSS)                    9,955       (6,239)      17,897      (19,705)
                                                 ---------    ---------    ---------    ---------

COMPREHENSIVE INCOME (LOSS)                      $ 303,204    $  (6,119)   $ 314,785    $  (5,637)
                                                 =========    =========    =========    =========

See notes to consolidated financial statements.

METROPOLIS REALTY HOLDINGS LLC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                   Nine Months Ended September 30,
                                                                         2002          2001
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 296,888    $  14,068
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Gain on sale of discontinued operations                             (298,443)          --
    Depreciation and amortization                                          7,051       12,416
    Gain on repurchase of minority interest                                   --      (13,009)
    Change in:
       Decrease (increase) in escrow deposits and restricted cash          6,259       (4,719)
       Decrease in due from tenants                                        2,138        2,374
       Decrease in prepaid expenses and other assets                       7,051        4,500
       Decrease/(increase) in deferred rent receivable                       136       (1,219)
       Decrease in accounts payable and accrued expenses                  (2,925)        (781)
       Decrease in tenant security deposits, unearned revenue, and
         credits due tenants                                              (2,136)        (781)
                                                                       ---------    ---------
       Net cash provided by operating activities                          16,019       12,849
                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of discontinued operations                        718,875           --
Additions to building, equipment and leasing costs from discontinued
operations                                                                  (419)      (3,327)
Change in notes receivable                                                   275           --

Change in deferred costs                                                      --           10
                                                                       ---------    ---------
       Net cash used in investing activities                             718,731       (3,317)
                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of minority interest                                               --       (1,400)
Change in mortgage payable                                              (425,000)          --
Proceeds from mortgage loan                                              275,000           --
Proceeds from loan                                                       150,000           --
Repayment of mortgage loan                                              (275,000)          --
Repayment of loan                                                       (150,000)          --
Dividends paid                                                          (305,648)      (6,501)
Other                                                                         48          (16)
                                                                       ---------    ---------
       Net cash used in financing activities                            (730,600)      (7,917)
                                                                       ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                      4,150        1,615

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            11,012       15,066
                                                                       ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  15,162    $  16,681
                                                                       =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid during period                                        $  27,968    $  27,810
                                                                       =========    =========
    Dividends declared                                                 $ 305,648    $   9,751
                                                                       =========    =========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

--------------------------------------------------------------------------------

1. BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - Metropolis Realty Holdings LLC, a Delaware limited liability company (the "Company"), was formed on May 6, 2002 to facilitate the consummation of the sale (the "Sale Transaction") by the Company's former parent company, Metropolis Realty Trust, Inc., a Maryland corporation ("Metropolis Realty Trust"), of its principal asset, the real property and building located at 1290 Avenue of the Americas (the "1290 Property") to Jamestown 1290, L.P., a Delaware limited partnership (the "Jamestown Partnership").

      Prior to the consummation of the Sale Transaction, on September 4, 2002, Metropolis Realty Trust merged (the "Merger") with Metropolis Realty Lower Tier LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Metropolis Lower Tier"), with Metropolis Realty Trust as the surviving entity of the Merger. As a result of the Merger, Metropolis Realty Trust became a 99.99% subsidiary of the Company. Following the Sale Transaction, Metropolis Realty Trust deregistered with the Securities and Exchange Commission. In the Merger, each holder of shares of Common Stock, par value $10.00 per share, of Metropolis Realty Trust ("Metropolis Trust Common Stock"), received a number of Company limited liability company units ("LLC Units") equal to the number of shares of Metropolis Trust Common Stock held by such holder immediately prior to the Merger. The LLC Units have been registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-4 declared effective by the Securities and Exchange Commission on August 9, 2002. No established trading market exists for the LLC Units. The LLC Units of the Company are not listed on any exchange, and the Company does not intend to list the LLC Units on any exchange in the near term.

      Metropolis Realty Trust consummated the Sale Transaction on September 9, 2002. From the date of formation until the consummation of the Sale Transaction, the Company did not conduct any operations other than activities incidental to the Sale Transaction. Since the consummation of the Sale Transaction, the Company has not conducted any operations, and does not expect to conduct any operations, other than to wind-up property activities and to settle and/or satisfy indemnification claims in accordance with the terms of the Amended and Restated Purchase Agreement, dated as of May 7, 2002, by and between Metropolis Realty Trust and the Jamestown Partnership (the "Purchase Agreement").

      Since September 9, 2002, the date of the consummation of the Sale Transaction, Metropolis Realty Trust has not conducted any operations or owned any income generating assets other than cash and cash equivalents.

      Basis of Presentation - The consolidated financial statements include the Company, Metropolis Realty Trust and each of the entities through which Metropolis Realty Trust indirectly owned the 1290 Property. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's intent is to liquidate, but the timing is uncertain and not imminent. Therefore, the consolidated financial statements have been presented on the historical cost basis.

      The accompanying interim financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the interim periods. However, the operating results for the interim periods may not be indicative of the results for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in Metropolis Realty Trust's Form 10-K/A for the year ended December 31, 2001.

      Cash and Cash Equivalents - Cash and cash equivalents includes investments purchased with an original maturity of three months or less.

      Depreciation and Amortization - The 1290 Property was sold in the Sale Transaction on September 9, 2002. Accordingly, depreciation is no longer being recorded for the 1290 Property. Building and building improvements were depreciated over their useful lives of 40 years using the straight-line method through March 31, 2002. Furniture and fixtures were depreciated over their useful lives, ranging from 5 to 7 years, through March 31, 2002. Tenant improvements were amortized on a straight-line basis over the terms of the respective leases through March 31, 2002.

      Deferred Charges - Deferred financing costs were amortized over the term of the related loan and were included as a component of interest expense through September 6, 2002, the date that the GE Capital Loan (as hereinafter defined) was repaid. Direct costs related to leasing were amortized over the related lease term through March 31, 2002.

      Rental Income - Rental income was recognized on a straight-line basis over the terms of the related leases. Differences between actual base amounts due from tenant leases and the straight-line basis were included in deferred rent receivable.

      Escrow Deposits and Restricted Cash - Escrow deposits and restricted cash as of September 30, 2002 includes amounts held in reserve for real estate tax refunds due to former tenants and miscellaneous escrows related to the sale. Escrow deposits and restricted cash as of December 31, 2001 includes amounts held in reserve for tenant improvements, leasing commissions, insurance, real estate taxes and real estate tax refunds due to former tenants.

      Accounts Payable and Accrued Expenses - Accounts payable and accrued expenses as of June 30, 2002 and December 31, 2001 include property operating expenses payable and tenant claims against real estate tax proceeds.

      Derivative Instruments - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was implemented by the Company on January 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and will be recognized in the income statement when the hedged item affects earnings. The ineffective portion of changes in the fair value of the derivative designated as a cash flow hedge is recognized in the income statement. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

      On January 1, 2001, the Company recorded approximately $6,900 in other comprehensive loss as a cumulative transition adjustment to record its interest rate swap agreement at its estimated fair value as of that date.

      Use of Estimates - The presentation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2002 and December 31, 2001 and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, escrow deposits and restricted cash, tenant security deposits, accounts receivable, other receivables and accounts payable are a reasonable estimate of their fair value due to their short-term nature. Management believes the fair market value of the mortgage loan payable approximates the carrying value at December 31, 2001. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2002 and December 31, 2001.

      Income Taxes - The Company qualifies as a partnership under the Internal Revenue Code, as amended. Metropolis Realty Trust qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code, as amended, and will generally not be taxed at the corporate level on income it currently distributes to its stockholders so long as it, among other things, distributes at least 90% of its REIT taxable income.

      Results of Discontinued Operations

      The Company has implemented SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, effective January 1, 2002. As a result, all income and expense related to the 1290 Property have been reclassified to discontinued operations. The following table summarizes the results of operations for the 1290 Property:

                                         Quarters Ended            Nine Months Ended
                                          September 30,              September 30,
                                         --------------             --------------
                                        2002         2001          2002         2001
                                      ---------    ---------    ---------    ---------
REVENUES:
Base rental income                    $  15,876    $  21,629    $  57,366    $  65,027
Operating escalation income               1,422          981        3,966        3,002
Miscellaneous income                      1,402          666        3,689        1,752
                                      ---------    ---------    ---------    ---------
Total revenues                           18,700       23,276       65,021       69,781
                                      ---------    ---------    ---------    ---------

OPERATING EXPENSES:
Real estate taxes                         3,742        4,548       12,733       13,274
Operating and maintenance                   883        1,266        3,620        3,540
Utilities                                 2,144        2,887        5,769        7,266
Payroll                                     721          786        2,490        2,424
Management fees                             346          331        1,257        1,047
Professional fees                          (510)         (10)         614           93
General and administrative                   37            8          244          153
Bad debt expense                             --           --           --        1,269
Depreciation and amortization                --        2,974        2,950        9,177
                                      ---------    ---------    ---------    ---------
Total operating expenses                  7,363       12,790       29,677       38,243
                                      ---------    ---------    ---------    ---------

OTHER ITEMS:
Gain on property transaction            298,443           --      298,443           --
Interest income                             102          206          306          822
Interest expense                        (16,464)     (10,344)     (36,756)     (30,740)
                                      ---------    ---------    ---------    ---------
Total other items                       282,081      (10,138)     261,993      (29,918)
                                      ---------    ---------    ---------    ---------

INCOME FROM DISCONTINUED OPERATIONS   $ 293,418    $     348    $ 297,337    $   1,620
                                      =========    =========    =========    =========

2.    FINANCING TRANSACTIONS

      Jamestown Loan. On September 6, 2002, the Company borrowed $150,000 (the "Jamestown Loan") from Jamestown 1290 Partners, a Georgia general partnership and a limited partner of the Jamestown Partnership, pursuant to a Promissory Note the terms of which included a 7% annual rate of interest, prepayment without penalty and a maturity date of March 9, 2003. The Jamestown Loan was secured by a pledge of the Company's 99.99% equity interest in Metropolis Realty Trust. Also on September 6, 2002, the Company contributed the proceeds of the Jamestown Loan to Metropolis Realty Trust, and immediately thereafter, Metropolis Realty Trust used such proceeds to acquire from General Electric Capital Corporation ("GE Capital") $150,000 of the outstanding $425,000 GE Capital indebtedness (the

      "GE Capital Loan"). On September 9, 2002, Metropolis Realty Trust sold the 1290 Property and distributed the net proceeds it received in the Sale Transaction to the Company. Upon receipt of such distribution, the Company prepaid the Jamestown Loan in full with accrued interest thereon.

      Morgan Stanley Loan. On September 6, 2002, Metropolis Realty Trust borrowed $275,000 (the "Morgan Stanley Loan") from Morgan Stanley Dean Witter Mortgage Capital Inc. ("Morgan Stanley") pursuant to a Loan Agreement, the terms of which included an interest rate of 4.31% per annum, prepayment in whole without penalty and a maturity date of April 1, 2003. The Morgan Stanley Loan was secured by a mortgage of the 1290 Property and an assignment of the leases and rents relating to the 1290 Property. Also on September 6, 2002, Metropolis Realty Trust used the proceeds of the Morgan Stanley Loan to acquire $275,000 of the outstanding GE Capital Loan and Metropolis Realty Trust assigned its rights thereunder to Morgan Stanley. On September 9, 2002, Metropolis Realty Trust used the net proceeds it received in the Sale Transaction to prepay the Morgan Stanley Loan in full with accrued interest thereon.

3.    TERMINATION OF THE SWAP AGREEMENT

      In connection with the repayment of the GE Capital Loan, on September 6, 2002, 1290 Partners, L.P., a Delaware limited partnership and an indirect wholly-owned subsidiary of the Company, terminated that certain ISDA Master Agreement (the "Swap Agreement"), dated as of December 13, 1999, by and between 1290 Partners and Morgan Stanley Derivative Products, Inc. ("MSD") that was used to hedge interest rate risk associated with the GE Capital Loan and paid a termination fee to MSD in an amount equal to $6,769, plus interest expense for the remainder of the current interest period ending on September 30, 2002 in an amount equal to $741. This amount is included in interest expense in the Results of Discontinued Operations for the quarter ended September 30, 2002 and in interest paid during the period on the Statements of Cash Flow for the nine months ended September 30, 2002.

4.    SALE OF THE 1290 PROPERTY

      The Sale Transaction was consummated on September 9, 2002. As a result of the consummation of the Sale Transaction, neither the Company nor Metropolis Realty Trust owns any interest in any real estate assets, and Metropolis Realty Trust intends to liquidate and dissolve prior to December 31, 2002. On September 9, 2002, Metropolis Realty Trust distributed the approximately $450,000 of net proceeds that it received in the Sale Transaction to the Company which, in turn, used $150,000 to prepay the Jamestown Loan, and an aggregate of approximately $300,000 to make a distribution to the holders of LLC Units of $23.00 per LLC Unit. In connection with the Sale Transaction, Metropolis Realty Trust realized a gain on the sale of the 1290 Property of approximately $298,443.

      Metropolis Realty Trust is a real estate investment trust for U.S. federal income tax purposes and intends to liquidate and dissolve prior to December 31, 2002. As a result of the Sale Transaction and the distribution of the net proceeds received by it in the Sale Transaction, Metropolis Realty Trust no longer has any assets nor does it expect to acquire any assets prior to December 31, 2002.

5.    STOCKHOLDERS' EQUITY

      The Company has the authority to issue 50,000,000 LLC Units. As of September 30, 2002, there were 13,006,346 LLC Units issued and outstanding.

      On September 9, 2002, John R.S. Jacobsson, a Director, Vice President and Secretary of each of Metropolis Realty Trust and the Company, exercised options ("Options") to purchase 3,000 LLC Units of the Company for an exercise price of $12.50 per LLC Unit. The Options were granted to Mr. Jacobsson under Metropolis Realty Trust's 1996 Stock Option Plan, and were converted into options to purchase LLC Units on a one-for-one basis pursuant to the Merger.

6.    RELATED PARTY TRANSACTIONS

      Asset Management - Prior to September 9, 2002, Metropolis Realty Trust was party to an Asset Management Agreement with a company ("Asset Manager") that is affiliated with two of its stockholders. One of these stockholders is also a Director and Officer of Metropolis Realty Trust and the Company. The

      Asset Management Agreement was terminated on September 9, 2002, the date that the Sale Transaction was consummated. The Asset Manager provided asset advisory, consultation and management services for Metropolis Realty Trust. Fees for such services were payable in arrears at a rate of $25 per month. The Asset Management Agreement also provided for reimbursement of costs and expenses for contractors and professional fees, as incurred. Asset management fees incurred for the three and nine months ended September 30, 2002 aggregated approximately $57 and $207, respectively. Asset management fees incurred for the three and nine months ended September 30, 2001 aggregated approximately $75 and $225, respectively.

      On the closing of the Sale Transaction, the Asset Manager was paid a fee in the amount of $2,000 in consideration for services rendered to Metropolis Realty Trust in connection with the Sale Transaction. These services included the Asset Manager's participation in the negotiation and structuring of the Sale Transaction, marketing of the 1290 Property, oversight of the building's property tours, management of the Jamestown Partnership's due diligence process, and supervision of the building's property manager in connection with these due diligence activities. Upon the consummation of the Sale Transaction, Metropolis Realty Trust paid a $50 bonus to each of four of its officers in recognition of the contribution made by each of these officers to the negotiation, structuring and consummation of the Sale Transaction. One of the officers that received such bonus is affiliated with the Asset Manager.

      Property Management - Prior to September 9, 2002, Metropolis Realty Trust was a party to a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a stockholder. The Property Management Agreement was terminated on September 9, 2002, the date that the Sale Transaction was consummated, and on such date Metropolis Realty Trust paid to the Property Manager/Leasing Agent, on an accelerated basis, approximately $800 of leasing commissions due to the Property Manager/Leasing Agent under its leasing agreement. The Property Manager/Leasing Agent managed and operated the 1290 Property and provided all supervisory, management and leasing services. Fees incurred under the Management and Leasing Agreement for the three and nine months ended September 30, 2002 aggregated aggregated approximately $340 and $1,182, respectively. Fees incurred under the Management and Leasing Agreement for the three and nine months ended September 30, 2001 aggregated approximately $777 and $1,507, respectively.

      REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for each of the three and nine months ended September 30, 2002 and 2001 aggregated approximately $31 and $94, respectively.

      Participation in the Sale Transaction- As described above in the Note titled "Sale of the 1290 Property", the Sale Transaction was consummated on September 9, 2002.

      As described below, certain parties affiliated with, or that have performed services for, the Company and Metropolis Realty Trust had an interest in the Sale Transaction.

      Apollo Real Estate Advisors. Apollo Real Estate Advisors, L.P., a Delaware limited partnership ("AREA"), is the general partner of Apollo Real Estate Investment Fund, L.P. ("AREIF") which beneficially owned approximately 38% of the outstanding shares of Metropolis Realty Trust Common Stock prior to the Merger and currently owns approximately 38% of the outstanding LLC Units. Certain of the Company's and Metropolis Realty Trust's existing directors and officers are also partners of AREA and officers of the general partner of AREA. Four of AREA's partners serve on the Company's and Metropolis Realty Trust's boards of directors (the "Apollo Directors"). The Apollo Directors indirectly control, through AP-1290 Partners LLC, an approximate 23% limited partnership interest in the Jamestown Partnership that acquired the 1290 Property. Through its continued affiliation with the Jamestown Partnership, an affiliate of AREA receives a portion of the property management fees that are paid with respect to the 1290 Property, and another affiliate of AREA serves as the leasing agent for the 1290 Property and receives leasing commissions if and when a lease relating to the 1290 Property is executed. In addition, if the 1290 Property is sold by the Jamestown Partnership, an affiliate of AREA will be entitled to a sales fee equal to 1.2% of the gross sales price. Upon the consummation of the Sale Transaction,

      Metropolis Realty Trust paid a $50 bonus to each of four of its officers in recognition of the contribution made by each of these officers to the negotiation, structuring and consummation of the Sale Transaction. Three of the officers that received such bonus are affiliated with AREA.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share information)

      General

      As a result of the Sale Transaction, neither the Company nor Metropolis Realty Trust either directly or indirectly conducts any operations or owns any real estate or other income generating assets, other than the Company's $15,162 of available cash on hand.

      Overview

      The Company was formed on May 6, 2002 to facilitate the consummation of the Sale Transaction, which occurred on September 9, 2002. On September 4, 2002, the Merger of Metropolis Realty Trust with Metropolis Lower Tier was consummated, with Metropolis Realty Trust as the surviving entity of such Merger. As a result of the Merger, Metropolis Realty Trust became a 99.99% subsidiary of the Company. In the Merger, each holder of shares of Metropolis Trust Common Stock received a number of LLC Units equal to the number of shares of Metropolis Trust Common Stock held by such holder immediately prior to the Merger. No established trading market exists for the LLC Units. The LLC Units of the Company are not listed on any exchange, and the Company does not intend to list the LLC Units on any exchange in the near term.

      From the date of its formation until the consummation of the Sale Transaction, the Company did not conduct any operations. Since the consummation of the Sale Transaction, the Company has not conducted any operations, and does not expect to conduct any operations, other than to settle and/or satisfy indemnification claims in accordance with the terms of the Purchase Agreement and to pay any post-closing Sale Transaction costs that the Company, Metropolis Realty Trust or 1290 Partners may be required to pay under the Purchase Agreement. As of the date of this filing, neither the Company nor Metropolis Realty Trust has received notice of any indemnification claims under the Purchase Agreement.

      Metropolis Realty Trust was formed on May 13, 1996 and commenced operations on October 10, 1996. The Company is a Maryland corporation that qualifies as a REIT for tax purposes. Prior to the consummation of the Sale Transaction, Metropolis Realty Trust's principal business objective was the operation of the 1290 Property. Since September 9, 2002, the date of the consummation of the Sale Transaction, Metropolis Realty Trust no longer conducts any operations nor does it own any income generating assets.

      Sale of the 1290 Property

      The Sale Transaction was consummated on September 9, 2002. As a result of the consummation of the Sale Transaction, neither the Company nor Metropolis Realty Trust owns any interest in any real estate assets. On September 9, 2002, Metropolis Realty Trust distributed $449,146 of net proceeds that it received in the Sale Transaction to the Company which, in turn, used $150,000 to prepay the Jamestown Loan, and an aggregate of $299,146 to make a distribution to the holders of LLC Units of $23.00 per LLC Unit. In connection with the Sale Transaction, Metropolis Realty Trust realized a gain on the sale of the 1290 Property of approximately $298,443.

      Metropolis Realty Trust is a real estate investment trust for U.S. federal income tax purposes and intends to liquidate and dissolve prior to December 31, 2002. Metropolis Realty Trust has no assets nor does it expect to acquire any assets on or prior to December 31, 2002.

      Results of Operations

      The discussion below relates primarily to the financial condition and results of operations of the Company and Metropolis Realty Trust for the third quarter of 2002. Holders of LLC Units are encouraged to review the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Metropolis Realty Trust's Annual Report on Form 10-K/A for the year ended December 31, 2001 for a more complete understanding of Metropolis Realty Trust's financial condition and results of operations.

      Results of Discontinued Operations

      As a result of the Sale Transaction, neither the Company nor Metropolis Realty Trust either directly or indirectly conducts any operations or owns any real estate or other income generating assets, other than the Company's $15,162 of available cash on hand.

      The Company has implemented SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, effective January 1, 2002. As a result, all income and expense related to the 1290 Property have been reclassified to discontinued operations. The following table summarizes the results of operations for the 1290 Property:

                                          Quarter Ended            Nine Months Ended
                                          -------------            -----------------
                                          September 30,              September 30,
                                          -------------              -------------
                                        2002         2001          2002         2001
                                      ---------    ---------    ---------    ---------
REVENUES:
Base rental income                    $  15,876    $  21,629    $  57,366    $  65,027
Operating escalation income               1,422          981        3,966        3,002
Miscellaneous income                      1,402          666        3,689        1,752
                                      ---------    ---------    ---------    ---------
Total revenues                           18,700       23,276       65,021       69,781
                                      ---------    ---------    ---------    ---------

OPERATING EXPENSES:
Real estate taxes                         3,742        4,548       12,733       13,274
Operating and maintenance                   883        1,266        3,620        3,540
Utilities                                 2,144        2,887        5,769        7,266
Payroll                                     721          786        2,490        2,424
Management fees                             346          331        1,257        1,047
Professional fees                          (510)         (10)         614           93
General and administrative                   37            8          244          153
Bad debt expense                             --           --           --        1,269
Depreciation and amortization                --        2,974        2,950        9,177
                                      ---------    ---------    ---------    ---------
Total operating expenses                  7,363       12,790       29,677       38,243
                                      ---------    ---------    ---------    ---------

OTHER ITEMS:
Gain on property transaction            298,443           --      298,443           --
Interest income                             102          206          306          822
Interest expense                        (16,464)     (10,344)     (36,756)     (30,740)
                                      ---------    ---------    ---------    ---------
Total other items                       282,081      (10,138)     261,993      (29,918)
                                      ---------    ---------    ---------    ---------

INCOME FROM DISCONTINUED OPERATIONS   $ 293,418    $     348    $ 297,337    $   1,620
                                      =========    =========    =========    =========

      Quarters Ended September 30, 2002 and 2001

      Base rental income decreased by approximately $5,753 for the quarter ended September 30, 2002 as compared to the same period in the prior year primarily due to the sale of the 1290 Property on September 9, 2002, as well as the expiration of a lease in September 2001 where a former tenant continued to pay base rental income on space no longer occupied by them, offset by scheduled rent increases in existing leases, and the commencement of new leases at higher market rents.

      Operating escalation income increased by approximately $441 for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. This increase is primarily due to growth of escalatable operating expense billings in 2002 as compared to 2001, offset by the sale of the 1290 Property on September 9, 2002.

      Miscellaneous income for the quarter ended September 30, 2002 increased by $736 as compared to the quarter ended September 30, 2001. This increase is due to the expiration of a lease in September 2001 where a former tenant was receiving a sublease credit on a space no longer occupied by them, and an increase in tenant submetered electric charges in 2002, offset by the sale of the 1290 Property on September 9, 2002.

      Operating expenses for the quarter ended September 30, 2002 were $7,363, a decrease of 42.4% from the quarter ended September 30, 2001. The decrease is primarily attributable to depreciation and amortization on the real estate assets of the 1290 Property not being recorded since April 1, 2002 as a result of the Company's decision to sell this property, as described in Note 4, and to treat the 1290 Property as an asset held for sale, and the overall reduction of expenses due to the sale of the 1290 Property on September 9, 2002. Certain transaction costs for the sale of the 1290 Property were included in professional fees during the second quarter of 2002. Upon consummation of the sale on September 9, 2002, these costs were reclassified from professional fees to the gain on sale.

      Nine Months Ended September 30, 2002 and 2001

      Base rental income decreased by approximately $7,661 for the nine months ended September 30, 2002 as compared to the same period in the prior year primarily due to the sale of the 1290 Property on September 9, 2002, as well as the expiration of a lease in September 2001 where a former tenant continued to pay base rental income on space no longer occupied by them, offset by scheduled rent increases in existing leases, and the commencement of new leases at higher market rents.

      Operating escalation income increased by approximately $964 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase is primarily due to growth of escalatable operating expense billings in 2002 as compared to 2001, offset by the sale of the 1290 Property on September 9, 2002.

      Miscellaneous income for the nine months ended September 30, 2002 increased by $1,937 as compared to the nine months ended September 30, 2001. This increase is due to the expiration of a lease in September 2001 where a former tenant was receiving a sublease credit on a space no longer occupied by them, and an increase in tenant submetered electric charges in 2002, offset by the sale of the 1290 Property on September 9, 2002.

      Operating expenses for the nine months ended September 30, 2002 were $29,677, a decrease of 22.4% from the nine months ended September 30, 2001. The decrease is primarily attributable to depreciation and amortization on the real estate assets of the 1290 Property not being recorded since April 1, 2002 as a result of the Company's decision to sell this property, as described in Note 4, and to treat the 1290 Property as an asset held for sale, and the overall reduction of expenses due to the sale of the 1290 Property on September 9, 2002. In addition, bad debt expense resulting from the write-off of certain tenant receivables acquired from the Company's Predecessors was recorded in June 2001. Bad debt expense has not been incurred in 2002.

      On March 23, 2001, Metropolis Realty Trust acquired the limited partnership interest held by 237/1290 Upper Tier Associates, L.P., a Delaware limited partnership (the "Upper Tier LP"), for $1,400 in accordance with the Agreement of Limited Partnership of the 1290 Property Owning Partnership ("1290 LP Agreement"). The exercise of such repurchase right resulted in a payment of approximately $1,400 by the Company to the Upper Tier LP and a gain to Metropolis Realty Trust of $13,009.

      Liquidity and Capital Resources

      The Company has $15,162 of available cash on hand, of which $10,000 is required under the Purchase Agreement to be held by the Company in order to settle and/or satisfy any indemnification claims made by the Jamestown Partnership on or prior to December 30, 2002. As of the date of this filing, neither the Company nor Metropolis Realty Trust has received notice of any indemnification claims arising under the Purchase Agreement.

      Termination of the Swap

      In connection with the repayment of the GE Capital Loan, on September 6, 2002, 1290 Partners, L.P., a Delaware limited partnership and an indirect wholly-owned subsidiary of the Company, terminated that certain ISDA Master Agreement (the "Swap Agreement"), dated as of December 13, 1999, by and between 1290 Partners and Morgan Stanley Derivative Products, Inc. ("MSD") that was used to hedge interest rate risk associated with the GE Capital Loan and paid a termination fee to MSD in an amount equal to $6,769, plus interest expense for the remainder of the current interest period ending on September 30, 2002 in an amount equal to $741.

      Other

      This report contains certain "forward-looking statements" within the protection of the statutory safe-harbors of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such statements using the words "believes," "anticipates," "expects" and similar expressions, are forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or suggested in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

      In connection with the repayment of the GE Capital Loan, on September 6, 2002, 1290 Partners, L.P., a Delaware limited partnership and an indirect wholly-owned subsidiary of the Company, terminated the Swap Agreement that was used to hedge interest rate risk associated with the GE Capital Loan and paid a termination fee to MSD in an amount equal to $6,769, plus interest expense for the remainder of the current interest period ending on September 30, 2002 in an amount equal to $741. As of September 9, 2002, neither the Company nor any subsidiary of the Company is a party to any market risk sensitive instrument.

ITEM 4.     Controls and Procedures

      As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and chief executive officer along with the Company's Treasurer and chief financial officer. Based upon that evaluation, the Company's President and chief executive officer along with the Company's Treasurer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's President and chief executive officer and Treasurer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

            There are no material pending legal proceedings against or involving the Company.

ITEM 2.     Changes in Securities and Use of Proceeds

            None.

ITEM 3.     Defaults Upon Senior Securities

            None.

ITEM 4.     Submission of Matters To a Vote of Security Holders

            Metropolis Realty Trust held a special meeting ("Special Meeting") of its stockholders on September 3, 2002. At the Special Meeting, Metropolis Realty Trust stockholders voted on each of the Sale Transaction and the Merger. Of the 13,004,946 shares of Metropolis Trust Common Stock outstanding, 10,278,721 shares of Metropolis Trust Common Stock were voted in favor of each of the Sale Transaction and the Merger. No shares were voted against the Sale Transaction or the Merger or abstained from voting.

ITEM 5.     Other Information.

            None.

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits required by Item 601 of Regulation S-K

2.1 Agreement and Plan of Merger, dated as of May 22, 2002, by and among Metropolis Realty Lower Tier LLC, Metropolis Realty Holdings LLC, and Metropolis Realty Trust, Inc.*

10.1 Amended and Restated Purchase Agreement dated May 7, 2002 between Metropolis Realty Trust, Inc. and Jamestown 1290, L.P.*

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

            (b)   Reports on Form 8-K

            None.

-----------------

* Previously filed with the Company's Registration Statement on Form S-4/A dated August 9, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        METROPOLIS REALTY HOLDINGS LLC

                                        By:  /s/ Lee S. Neibart
                                             -----------------------------------
                                             Name:  Lee S. Neibart
                                             Title: President

                                        By:  /s/ Stuart Koenig
                                             -----------------------------------
                                             Name:  Stuart Koenig
                                             Title: Vice President and Treasurer

Dated:  November 14, 2002

CERTIFICATIONS

I, Lee S. Neibart, President and chief executive officer of Metropolis Realty Holdings LLC, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Metropolis Realty Holdings LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ Lee S. Neibart
                                        ----------------------------------------
                                        Lee S. Neibart,
                                        President (chief executive officer)

I, Stuart Koenig, Vice President and Treasurer of Metropolis Realty Holdings LLC, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Metropolis Realty Holdings LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ Stuart Koenig
                                        ----------------------------------------
                                        Stuart Koenig,
                                        Vice President and Treasurer (chief
                                        financial officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

2.1 Agreement and Plan of Merger, dated as of May 22, 2002, by and among Metropolis Realty Lower Tier LLC, Metropolis Realty Holdings LLC, and Metropolis Realty Trust, Inc.*

10.1 Amended and Restated Purchase Agreement dated May 7, 2002 between Metropolis Realty Trust, Inc. and Jamestown 1290, L.P.*

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

--------------

* Previously filed with the Company's Registration Statement on Form S-4/A dated August 9, 2002.