Form 10-K
period 2002-12-31
METROPOLIS REALTY HOLDINGS LLC
filed 2003-03-31
CIK 1174295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002

                                       OR

             | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______

                        Commission File Number 005-78477

                         METROPOLIS REALTY HOLDINGS LLC
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     74-3043954
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                     Identification No.)

                             c/o Capital Trust, Inc.
                                 410 Park Avenue
                                   14th Floor

                            New York, New York 10022
          (Address of principal executive offices, including zip code)

                                 (212) 655-0220
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                         Limited Liability Company Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                Yes | | No |X|

As of March 14, 2003, there were 13,006,346 Limited Liability Company Units of the registrant issued and outstanding.

Of the registrant's 13,006,346 Limited Liability Company Units issued and outstanding, approximately 8,659,593 Limited Liability Company Units are held by affiliates of the registrant and approximately 4,346,753 Limited Liability Company Units are held by non-affiliates of the registrant.

The Limited Liability Company Units are not listed on any exchange; the Company does not intend to list the Limited Liability Company Units on any exchange in the near term; there is not currently a public market for the Limited Liability Company Units; and there can be no assurance that an active trading market for the Limited Liability Company Units will develop or be sustained.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.


                                         TABLE OF CONTENTS

PART I............................................................................................................1
   ITEM 1.        BUSINESS........................................................................................1
   ITEM 2.        PROPERTY........................................................................................3
   ITEM 3.        LEGAL PROCEEDINGS...............................................................................3
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................3

PART II...........................................................................................................4
   ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................4
   ITEM 6.        SELECTED FINANCIAL DATA.........................................................................5
   ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........6
   ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................10
   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................11
   ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........25

PART III.........................................................................................................26
   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................26
   ITEM 11.       EXECUTIVE COMPENSATION.........................................................................28
   ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................30
   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................33
   ITEM 14.       DISCLOSURE CONTROLS AND INTERNAL CONTROLS......................................................35

PART IV..........................................................................................................37
   ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................37

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT OF 1995

         WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF OR THEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. THE COMPANY'S ACTUAL RESULTS OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED.

PART I

ITEM 1.  BUSINESS

      BUSINESS

      Metropolis Realty Holdings LLC, a Delaware limited liability company (the "Company"), was formed on May 6, 2002 to facilitate the consummation of the sale (the "Sale Transaction") by the Company's former parent company, Metropolis Realty Trust, Inc., a Maryland corporation ("Metropolis Realty Trust"), of its principal asset, the real property and office building located at 1290 Avenue of the Americas (the "1290 Property") to Jamestown 1290, L.P., a Delaware limited partnership (the "Jamestown Partnership") in consideration for $745,500,000. The Sale Transaction was consummated on September 9, 2002.

      Prior to the consummation of the Sale Transaction, on September 4, 2002, Metropolis Realty Trust merged (the "Merger") with Metropolis Realty Lower Tier LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, with Metropolis Realty Trust as the surviving entity of the Merger. As a result of the Merger, the Company held 99.9% of the outstanding shares of Metropolis Realty Trust. Following the Sale Transaction, Metropolis Realty Trust deregistered with the Securities and Exchange Commission, and on December 30, 2002, Metropolis Realty Trust filed articles of dissolution with the State Department of Assessments and Taxation of Maryland.

      As a result of the Sale Transaction, the Company does not own any interest in any real estate assets, and immediately following the Sale Transaction, the Company's principal asset consisted of approximately $15,868,000 in cash. In February 2003, the Company made a distribution to its members of $0.85 per LLC Unit (as defined below), or $11,055,394 in the aggregate.

      From the date of its formation until the consummation of the Sale Transaction, the Company did not conduct any operations other than activities incidental to the Sale Transaction. Since the consummation of the Sale Transaction on September 9, 2002, the Company has not conducted any operations, and does not expect to conduct any operations, other than to wind-up property activities, liquidate and distribute its remaining assets to its members. The Company expects to complete its winding-down activities and liquidation by December 31, 2003. Since September 9, 2002 and until its dissolution on December 30, 2002, Metropolis Realty Trust did not conduct any operations or own any income generating assets other than cash and cash equivalents.

      Under the Amended and Restated Purchase Agreement, dated as of May 7, 2002, by and between Metropolis Realty Trust and the Jamestown Partnership (the "Purchase Agreement"), the Company was required to retain $10,000,000 in order to satisfy any indemnification claims made by Jamestown Partnership prior to December 30, 2002. As of December 31, 2002, the Jamestown Partnership had made no claims for indemnification under the Purchase Agreement, and as a result, the Company's obligations to indemnify Jamestown Partnership and retain such $10,000,000 have expired.

      COMPETITION

      Because the Company does not conduct any operations, and does not expect to conduct any operations, the Company does not have any competitors.

      EMPLOYEES

      The Company does not have any employees.

      SALE TRANSACTION

      The Sale Transaction was consummated on September 9, 2002. As a result of the consummation of the Sale Transaction, the Company does not own any interest in any real estate assets. On September 9, 2002, Metropolis Realty Trust distributed approximately $450,000,000 of the net proceeds that it received in the Sale Transaction to the Company which, in turn, used $150,000,000 to prepay the Jamestown Loan (as described below), and an aggregate of approximately $300,000,000 to make a distribution to the holders of the Company's limited liability company units ("LLC Units") of $23.00 per LLC Unit. In connection with the Sale Transaction, Metropolis Realty Trust realized a gain on the sale of the 1290 Property of approximately $298,074,000.

      THE MERGER

      In the Merger, each holder of shares of Common Stock, par value $10.00 per share, of Metropolis Realty Trust ("Metropolis Realty Trust Common Stock"), received a number of LLC Units equal to the number of shares of Metropolis Realty Trust Common Stock held by such holder immediately prior to the Merger. The LLC Units have been registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-4 declared effective by the Securities and Exchange Commission on August 9, 2002. No established trading market exists for the LLC Units. The LLC Units of the Company are not listed on any exchange, and the Company does not intend to list the LLC Units on any exchange.

      FINANCING TRANSACTIONS

      Jamestown Loan. On September 6, 2002, the Company borrowed $150,000,000 (the "Jamestown Loan") from Jamestown 1290 Partners, a Georgia general partnership and a limited partner of the Jamestown Partnership, pursuant to a Promissory Note the terms of which included a 7% annual rate of interest, prepayment without penalty and a maturity date of March 9, 2003. The Jamestown Loan was secured by a pledge of the Company's 99.99% equity interest in Metropolis Realty Trust. Also on September 6, 2002, the Company contributed the proceeds of the Jamestown Loan to Metropolis Realty Trust, and immediately thereafter, Metropolis Realty Trust used such proceeds to acquire from General Electric Capital Corporation ("GE Capital") $150,000,000 of the outstanding $425,000,000 GE Capital indebtedness (the "GE Capital Loan"). On September 9, 2002, Metropolis Realty Trust sold the 1290 Property and distributed the net proceeds it received in the Sale Transaction to the Company. Upon receipt of such distribution, the Company prepaid the Jamestown Loan in full with accrued interest thereon.

      Morgan Stanley Loan. On September 6, 2002, 1290 Partners, L.P., a wholly-owned subsidiary of the Company ("1290 Partners"), borrowed $275,000,000 (the "Morgan Stanley Loan") from Morgan Stanley Dean Witter Mortgage Capital Inc. ("Morgan Stanley") pursuant to a Loan Agreement, the terms of which included an interest rate of 4.31% per annum, prepayment in whole without penalty and a maturity date of April 1, 2003. The Morgan Stanley Loan was secured by a mortgage of the 1290 Property and an assignment of the leases and rents relating to the 1290 Property. Also on September 6, 2002, 1290 Partners used the proceeds of the Morgan Stanley Loan to acquire $275,000,000 of the outstanding GE Capital Loan and 1290 Partners assigned its rights thereunder to Morgan Stanley. On September 9, 2002, 1290 Partners used the net proceeds it received in the Sale Transaction to prepay the Morgan Stanley Loan in full with accrued interest thereon.

ITEM 2.  PROPERTY

      OTHER ASSETS

      As a result of the Sale Transaction, the Company does not own any interest in any real estate assets, and immediately following the Sale Transaction, the Company's principal asset consisted of approximately $15,868,000 in cash. In February 2003, the Company made a distribution to its members of $0.85 per LLC Unit, or $11,055,394 in the aggregate. The Company's principal business objective is to wind-down, liquidate and distribute its remaining assets to its members. The Company also owns 100% of the issued and outstanding shares of common stock of 1290 GP Corp. ("1290 GP Corp."), a Delaware corporation and the sole general partner of 1290 Partners. The Company owns all of the limited partnership interest of 1290 Partners. Neither 1290 GP Corp. nor 1290 Partners owns any assets or conducts any operations. Neither 1290 GP Corp. nor 1290 Partners expects to conduct any operations. Each of 1290 GP Corp.'s and 1290 Partners' principal business objective is to dissolve and liquidate on or prior to the date of the Company's liquidation.

      Tax Certiorari Proceedings and Tenant Reimbursement Claims

      Tax certiorari proceedings have been settled with the City of New York for over-assessment of property taxes for the tax years ending June 30, 1991 through June 30, 1996 with respect to the 1290 Property. Metropolis Realty Trust received net proceeds of approximately $6,519,000 in December 2000 after payment of approximately $876,000 of fees and expenses incurred in connection with such proceedings. Of this amount, approximately $3,211,000 was expected to be reimbursed to tenants and was included in restricted cash as of December 31, 2000. During 2001 and 2002, approximately $2,027,000 and $431,000, respectively, was reimbursed to tenants. Approximately $21,000 was included in restricted cash as of December 31, 2002 in connection with the reimbursement to a former tenant that was made on February 28, 2003. The remaining balance of approximately $732,142 was included in miscellaneous income in 2002.

ITEM 3.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings, against or involving the Company, Metropolis Realty Trust, 1290 GP Corp. or 1290 Partners.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The LLC Units are not listed on any exchange, the Company does not intend to list the LLC Units on any exchange in the near term, there is not currently a public market for the LLC Units and there can be no assurance that an active trading market for the LLC Units will develop or be sustained. As of March 14, 2003, there were approximately 108 holders of record of the LLC Units.

      DISTRIBUTION POLICY

      The Company. On September 9, 2002, the Company distributed $23.00 per LLC Unit to each of its members, representing the net purchase price proceeds received by the Company in the Sale Transaction available for distribution. Under the terms of the Purchase Agreement, the Company was required to retain at least $10,000,000 until the later of December 31, 2002 or the final settlement of any indemnification claims asserted by the Jamestown Partnership prior to such date. In addition, on the closing date of the Sale Transaction, the Company established a $2,000,000 reserve in order to cover expenses associated with the Sale Transaction and the liquidation of Metropolis Realty Trust and the Company. As of December 31, 2002, Jamestown Partnership had made no claims for indemnification under the Purchase Agreement, and, as a result, the Company's obligations to indemnify Jamestown Partnership and retain such $10,000,000 expired. On February 7, 2003, the Company paid a special cash dividend of $0.85 per LLC Unit to the holders of record of LLC Units as of January 31, 2003, or $11,055,394 in the aggregate. As soon as practicable following its liquidation, the Company intends to distribute its remaining net assets to its members. The Company expects to liquidate by December 31, 2003.

      Metropolis Realty Trust. On March 6, 1997, Metropolis Realty Trust's board of directors adopted a distribution policy calling for regular quarterly distributions. Metropolis Realty Trust's board of directors, in its sole discretion, determined the actual distribution rate based on a number of factors, including the amount of cash available for distribution, Metropolis Realty Trust's financial condition, capital expenditure requirements for the 1290 Property, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as Metropolis Realty Trust's board of directors deemed relevant. In order to maintain its qualification as a REIT, Metropolis Realty Trust made annual distributions to stockholders of at least 90% of its taxable income (excluding capital gains). As of December 30, 2002, Metropolis Realty Trust dissolved, and accordingly it has not made, and will not make, any future distributions. Metropolis Realty Trust made the following distributions for its two most recent fiscal years:

                                                                                   Amount of Distribution
         Date of Distribution                  Type of Distribution                      (Per Share)
         --------------------                  --------------------                ----------------------
         April 16, 2001                               Regular                            $   .25
         July 16, 2001                                Regular                            $   .25
         October 19, 2001                             Regular                            $   .25
         December 28, 2001                            Regular                            $   .25
         March 20, 2002                               Regular                            $   .25
         July 9, 2002                                 Regular                            $   .25

      In addition to the foregoing distributions, on September 5, 2002, the Metropolis Realty Trust board of directors authorized a dividend of $150,000,000 to be paid on September 9, 2002 to holders of record of Metropolis Realty Trust Common Stock as of September 4, 2002. This $150,000,000 amount represented a portion of the proceeds received by Metropolis Realty Trust on September 9, 2002 in connection with the Sale Transaction. On the September 4, 2002 record date, the Company was the sole holder of record of the outstanding shares of Metropolis Realty Trust Common Stock, and as a result, on September 9, 2002, the entire $150,000,000 was distributed to the Company. Upon receipt of such distribution, the Company prepaid the Jamestown Loan in full with accrued interest thereon. See "BUSINESS - Financing Transactions."

      On September 5, 2002, Metropolis Realty Trust issued ten shares of Metropolis Realty Trust Common Stock to 104 individuals. Also on September 5, 2002, the Metropolis Realty Trust board of directors declared a special cash dividend in the amount of $22.50 (plus an additional amount, if any, to be determined by the Metropolis Realty Trust board after payment of expenses related to the Sale Transaction) to holders of record on September 9, 2002. On September 9, 2002, Metropolis Realty Trust board of directors determined, after the payment of expenses related to the Sale Transaction, to increase the special cash dividend from $22.50 to $23.00 per share of Metropolis Realty Trust Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected historical financial data. In accordance with SFAS 144, the operations of the 1290 Property have been reclassified from operating income and expenses to discontinued operations for all periods presented.


CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share amounts)
                                                                         Years Ended December 31,

                                                  2002          2001         2000         1999        1998
                                                ---------    ---------    ---------    ---------    ---------
OPERATING INCOME:
   Rental income                                $      --    $      --    $      --    $  43,618    $  50,043
   Lease termination income                            --           --           --       25,855           --
   Interest income                                    122           14           37        2,767        2,009
   Miscellaneous income                                --           --          121        2,917        3,836
                                                ---------    ---------    ---------    ---------    ---------
      Total Operating Income                          122           14          158       75,157       55,888

OPERATING EXPENSES:
   Real estate taxes                                   --           --           --        9,324       10,165
   Operating and maintenance                          397           89           91        2,317        2,809
   Utilities                                           --           --           --          572          839
   Payroll                                             --           --           --        1,539        1,696
   General and administrative                         117            7          184          376          334
   Professional fees                                  586          387          714        1,620        3,266
   Management fees                                    374          437          437        1,060        1,184
                                                ---------    ---------    ---------    ---------    ---------
      Total Operating Expenses                      1,474          920        1,426       16,808       20,293

OTHER ITEMS:
   Interest expense                                    86           --           --       11,801       13,577
   Depreciation and amortization                       --           --           --        5,708        6,546
   Gain on sale of property                            --           --           --      (50,445)          --
   Gain on repurchase of minority interest ..          --      (13,009)          --           --           --
                                                ---------    ---------    ---------    ---------    ---------
      TOTAL OTHER ITEMS                                 86     (13,009)          --      (32,936)      20,123

INCOME (LOSS) FROM CONTINUING OPERATIONS:          (1,438)      12,103       (1,268)      91,285       15,472

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:

   Income (loss) from discontinued operations        (958)       2,222        8,511       16,048       24,931

   Gain on sale of discontinued operations ..     298,074           --           --           --           --
                                                ---------    ---------    ---------    ---------    ---------
      Total Income From Discontinued
      Operations                                  297,116        2,222        8,511       16,048       24,931
                                                ---------    ---------    ---------    ---------    ---------

NET INCOME                                      $ 295,678    $  14,325    $   7,243    $ 107,333    $  40,403
                                                =========    =========    =========    =========    =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with Selected Financial Data and the financial statements included in "ITEM 6. -- SELECTED FINANCIAL DATA" and "ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

      General

      As a result of the Sale Transaction, the Company does not directly or indirectly conduct any operations or own any real estate or other income generating assets. Immediately following the Sale Transaction, the Company's principal asset consisted of approximately $15,868,000 in cash. In February 2003, the Company made a distribution to its members of $0.85 per LLC Unit, or $11,055,394 in the aggregate.

      Overview

      The Company was formed on May 6, 2002 to facilitate the consummation of the Sale Transaction, which occurred on September 9, 2002. On September 4, 2002, the Merger of Metropolis Realty Trust with Metropolis Lower Tier was consummated, with Metropolis Realty Trust as the surviving entity of such Merger. As a result of the Merger, the Company held 99% of the outstanding shares of Metropolis Realty Trust. In the Merger, each holder of shares of Metropolis Realty Trust Common Stock received a number of LLC Units equal to the number of shares of Metropolis Realty Trust Common Stock held by such holder immediately prior to the Merger. The Merger was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. No established trading market exists for the LLC Units. The LLC Units of the Company are not listed on any exchange, and the Company does not intend to list the LLC Units on any exchange.

      From the date of its formation until the consummation of the Sale Transaction, the Company did not conduct any operations, other than activities incidental to the Sale Transaction. Since the consummation of the Sale Transaction, the Company has not conducted any operations, and does not expect to conduct any operations, other than to wind-up property activities, liquidate and distribute its remaining assets to its members and to pay any post-closing Sale Transaction costs that the Company, Metropolis Realty Trust or 1290 Partners may be required to pay under the Purchase Agreement.

      Under the Purchase Agreement, the Company was required to retain $10,000,000 in order to satisfy any indemnification claims made by Jamestown Partnership prior to December 30, 2002. As of December 31, 2002, Jamestown Partnership had made no claims for indemnification under the Purchase Agreement, and as a result the Company's obligations to indemnify Jamestown Partnership and retain such $10,000,000 has expired.

      Metropolis Realty Trust was formed on May 13, 1996 and commenced operations on October 10, 1996. Following the Sale Transaction, Metropolis Realty Trust deregistered with the Securities and Exchange Commission, and on December 30, 2002, Metropolis Realty Trust filed articles of dissolution with the State Department of Assessments and Taxation of Maryland. Prior to its dissolution, Metropolis Realty Trust was a Maryland corporation that qualified as a REIT for tax purposes. Prior to the consummation of the Sale Transaction, Metropolis Realty Trust's principal business objective was the operation of the 1290 Property. Since September 9, 2002, the date of the consummation of the Sale Transaction until its dissolution on December 30, 2002, Metropolis Realty Trust did not conduct any operations nor did it own any income generating assets.

                  Sale of the 1290 Property

      The Sale Transaction was consummated on September 9, 2002. As a result of the consummation of the Sale Transaction, the Company does not own any interest in any real estate assets. On September 9, 2002, Metropolis Realty Trust distributed approximately $449,146,000 of net proceeds that it received in the Sale Transaction to the Company which, in turn, used $150,000,000 to prepay the Jamestown Loan, and an aggregate of $299,146,000 to make a distribution to the holders of LLC Units of $23.00 per LLC Unit. In connection with the Sale Transaction, Metropolis Realty Trust realized a gain on the sale of the 1290 Property of approximately $298,074,000.

                  Results of Discontinued Operations

      As a result of the Sale Transaction, the Company does not own any interest in any real estate assets, and immediately following the Sale Transaction, the Company's principal asset consisted solely of approximately $15,868,000 in cash. In February 2003, the Company made a distribution to its members of $0.85 per LLC Unit, or $11,055,394 in the aggregate.

      The Company has implemented SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, effective January 1, 2002. As a result, all income and expense related to the 1290 Property have been reclassified to discontinued operations. The following table summarizes the results of operations for the 1290 Property:

                                             Year Ended December 31,
                                      -----------------------------------
                                         2002         2001        2000
                                      ---------    ---------    ---------
                                                (IN THOUSANDS)
REVENUES:
Base rental income                    $  57,388    $  86,165    $  85,129
Operating escalation income               2,568        4,865        4,944
Interest income                             337          959        1,156
Miscellaneous income                      4,539        2,935        6,848
                                      ---------    ---------    ---------
Total Revenues                           64,832       94,924       98,077

OPERATING EXPENSES:
Real estate taxes                        12,714       17,821       18,266
Operating and maintenance                 3,610        5,429        5,082
Utilities                                 5,902        9,450        8,186
Payroll                                   2,503        3,480        3,091
Management fees                           1,072        1,383        1,333
Professional fees                           201          137          217
General and administrative                  132          320          247
Bad debt expense                             --        1,301           --
Depreciation and amortization             2,950       11,981       11,680
                                      ---------    ---------    ---------
Total Operating Expenses                 29,084       51,302       48,102

OTHER ITEMS:
Gain on property sale                  (298,074)          --           --
Interest expense                         36,706       41,400       41,464
                                      ---------    ---------    ---------
Total Other Items                      (261,368)      41,400       41,464

INCOME FROM DISCONTINUED OPERATIONS   $ 297,116    $   2,222    $   8,511
                                      =========    =========    =========

      Historical Consolidated Statement of Income, year ended December 31, 2002 (in thousands, except per LLC Unit amounts)

      Base rental income decreased by approximately $28,777 for the year ended December 31, 2002 as compared to the same period in the prior year primarily due to the sale of the 1290 Property on September 9, 2002, as well as the expiration of a lease in September 2001 where a former tenant continued to pay base rental income on space no longer occupied by them, offset by scheduled rent increases in existing leases, and the commencement of new leases at higher market rents.

      Operating escalation income decreased by approximately $2,297 for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This decrease is primarily due to the reduction of escalatable operating expense billings in 2002 as compared to 2001, mainly due to the sale of the 1290 Property on September 9, 2002.

     Miscellaneous income for the year ended December 31, 2002 increased by $1,604 as compared to the year ended December 31, 2001. This increase is due to the expiration of a lease in September 2001 where a former tenant was receiving a sublease credit on a space no longer occupied by them, an increase in tenant submetered electric charges in 2002, offset by the sale of the 1290 Property on September 9, 2002 and approximately $732 of real estate tax rebates that the Company was unable to refund to former tenants. See "PROPERTY-Tax Certiorari Proceedings and Tenant Reimbursement Claims."

      Operating expenses for the year ended December 31, 2002 were $29,084, a decrease of 43.3% from the year ended December 31, 2001. The decrease is primarily attributable to depreciation and amortization on the real estate assets of the 1290 Property not being recorded since April 1, 2002 as a result of the Metropolis Realty Trust's decision to sell this property, as described in
Note 4, and to treat the 1290 Property as an asset held for sale, and the overall reduction of expenses due to the sale of the 1290 Property on September 9, 2002. Certain transaction costs for the sale of the 1290 Property were included in professional fees during the second quarter of 2002. Upon consummation of the sale on September 9, 2002, these costs were reclassified from professional fees to the gain on sale.

      Historical Consolidated Statement of Income, Year Ended December 31, 2001 (in thousands, except per share amounts)

      Rental income for the year ended December 31, 2001 increased by approximately $1,036 an increase of 1.2% from the year ended December 31, 2000. This increase is primarily due to the commencement of new leases at higher market rents and scheduled rent increases in existing leases.

      Miscellaneous income for the year ended December 31, 2001 decreased by approximately $2,309 a decrease of 44.0% from the year ended December 31, 2000. This decrease is primarily due to: (i) approximately $2,100 that was recognized in December 2000 related to real estate tax refunds received for the tax years ending June 30, 1991 through June 30, 1996 and (ii) approximately $1,000 that was received in June 2000 from a tenant at the 1290 Property in connection with the occupancy of space that the tenant was previously subleasing and now leases directly. This decrease is offset by an increase in tenant submetered electric charges of approximately $629 during 2001.

      Operating expenses for the year ended December 31, 2001 were approximately $52,223 an increase of 5.4% from the year ended December 31, 2000. This increase is primarily attributable to increases in (i) bad debt expense resulting from the write-off of certain tenant receivables acquired from the Company's predecessors, (ii) utility expense, (iii) payroll expense resulting from annual wage increases and (iv) depreciation and amortization related to additions to building and tenant improvements in 2000 and 2001. These increases were offset by a decrease in professional fees as 2000 includes amounts incurred related to the sale of the 237 Property. Operating expenses as a percentage of base rental income and escalation income increased to 57.4% for the year ended December 31, 2001 as compared to 55% for the year ended December 31, 2000.

      Interest income for the year ended December 31, 2001 decreased by approximately $1,944 a decrease of 66.7% from the year ended December 31, 2000. This decrease was due to approximately $1,700 of interest income that was recognized in December 2000 related to the receipt of real estate tax refunds received in 2000. In addition, interest income decreased due to a decline in interest rates during 2001 as compared to 2000.

      On March 23, 2001, Metropolis Realty Trust exercised its right to repurchase the 4.95% limited partnership interest in the 1290 Property Owning Partnership that was owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier LP"), in accordance with the Agreement of Limited Partnership of the 1290 Property Owning Partnership. The exercise of such repurchase right resulted in a payment of approximately $1,400 by Metropolis Realty Trust to the Upper Tier LP and a gain to Metropolis Realty Trust of approximately $13,009.

      Liquidity and Capital Resources

      Immediately following the Sale Transaction, the Company had $15,868 of available cash on hand. In February 2003, the Company made a distribution to its members of $0.85 per LLC Unit, or approximately $11,055 in the aggregate. Under the Purchase Agreement, the Company was required to retain $10,000 in order to satisfy any indemnification claims made by Jamestown Partnership prior to December 30, 2002. As of December 31, 2002, Jamestown Partnership had made no claims for indemnification under the Purchase Agreement, and as a result the Company's obligations to indemnify Jamestown Partnership and retain such $10,000 expired. The Company believes that its cash remaining after the February 2003 distribution is adequate to meet its needs during the liquidation period, which is expected to be completed by December 31, 2003.

      Termination of the Swap

      In connection with the repayment of the GE Capital Loan, on September 6, 2002, 1290 Partners terminated an ISDA Master Agreement and subordinated agreements (the "Swap Agreement"), dated as of December 13, 1999, by and between 1290 Partners and Morgan Stanley Derivative Products, Inc. ("MSD"). The Swap Agreement had previously been used to hedge interest rate risk associated with the GE Capital Loan and was designated as a cash flow hedge for accounting purposes. Upon termination, the Company paid a termination fee to MSD in an amount equal to approximately $6,769, plus interest expense for the remainder of the then current interest period ending on September 30, 2002 in an amount equal to approximately $741.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of December 31, 2002, the Company's remaining assets consist solely of cash and cash equivalents invested on a short-term basis at variable interest rates. Fluctuations in market interest rates are not expected to have a significant impact on the Company during its liquidation period, which is expected to be completed by December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         METROPOLIS REALTY HOLDINGS LLC
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
HISTORICAL FINANCIAL STATEMENTS

       Independent Auditors' Report..............................................................      12

       Consolidated Statement of Net Assets in Liquidation (liquidation basis)
       as of December 31, 2002...................................................................      13

       Consolidated Balance Sheet (going concern basis) as of December 31, 2001..................      14

       Consolidated Statements of Income and Comprehensive Income (Loss) (going concern basis) for
       the years ended December 31, 2002, 2001 and 2000..........................................      15

       Consolidated Statements of Members' Equity (going concern basis) for the years ended December
       31, 2002, 2001 and 2000...................................................................      16

       Consolidated Statements of Cash Flows (going concern basis) for the years ended December 31,
       2002, 2001 and 2000.......................................................................      17

       Notes to Consolidated Financial Statements................................................      18

                          INDEPENDENT AUDITORS' REPORT

To the Members of Metropolis Realty Holdings LLC


We have audited the accompanying consolidated statement of net assets in liquidation of Metropolis Realty Holdings LLC and subsidiaries (the "Company") as of December 31, 2002. In addition, we have audited the accompanying consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of income and comprehensive income (loss), members' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company's members have approved the dissolution and ultimate liquidation of the Company by December 31, 2003. As a result, the Company has changed its basis of accounting from the going-concern basis to the liquidation basis effective December 31, 2002.

In our opinion, such consolidated financial statements present fairly, in all material respects, (1) the net assets in process of liquidation of the Company at December 31, 2002, (2) its financial position at December 31, 2001 and (3) the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002.

Deloitte & Touche LLP
New York, New York

March 14, 2003

METROPOLIS REALTY HOLDINGS LLC
AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(liquidation basis)
(in thousands)
--------------------------------------------------------------------------------

                                                              December 31,
                                                                  2002
                                                              ------------
ASSETS

Cash and cash equivalents                                       $15,808
Escrow deposits and restricted cash                                  60
                                                                 ------
TOTAL ASSETS                                                    $15,868
                                                                 ======

LIABILITIES

Estimated Liquidation Costs                                     $   613
                                                                 ------

NET ASSETS IN LIQUIDATION                                       $15,255
                                                                 ======

See notes to consolidated financial statements.

METROPOLIS REALTY HOLDINGS LLC
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(going concern basis)
(in thousands)
--------------------------------------------------------------------------------

                                                                    DECEMBER 31,
                                                                       2001
                                                                    -----------
ASSETS

Assets Held For Sale:

Rental property, net of accumulated depreciation of $48,077          $358,709
Cash and cash equivalents                                              10,562
Escrow deposits and restricted cash                                     7,506
Tenant security deposits                                                  203
Due from tenants                                                        2,138
Note receivable                                                           275
Deferred rent receivable                                               50,119
Prepaid real estate taxes                                               8,986
Deferred leasing costs, net of amortization of $4,132                  17,016
Deferred financing costs, net of amortization of $8,830                 4,101
Other receivables                                                         281
                                                                     --------
Total Assets Held For Sale                                            459,896
                                                                     --------

Cash and cash equivalents                                                 450
                                                                     --------
TOTAL ASSETS                                                         $460,346
                                                                     ========

LIABILITIES AND MEMBERS' EQUITY

Liabilities Related To Assets Held For Sale:

Mortgage loan                                                        $425,000
Accounts payable and accrued expenses                                   7,854
Tenant security deposits, unearned revenue and credits due tenants      2,135
Derivative investment                                                  17,897
                                                                     --------
Total Liabilities Related To Assets Held For Sale                     452,886
                                                                     --------

Accounts Payable                                                          155
                                                                     --------
Total Liabilities                                                     453,041
                                                                     --------

TOTAL MEMBERS' EQUITY                                                   7,305
                                                                     --------

TOTAL LIABILITIES AND MEMBERS' EQUITY                                $460,346
                                                                     ========

See notes to consolidated financial statements.

METROPOLIS REALTY HOLDINGS LLC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(going concern basis)
(in thousands)
-------------------------------------------------------------------------------------

                                                        Years Ended December 31,
                                                  -----------------------------------
                                                       2002         2001         2000
                                                  ---------    ---------    ---------
OPERATING INCOME:
   Interest income                                $     122    $      14    $     121
   Miscellaneous revenue                                 --           --           37
                                                  ---------    ---------    ---------
      Total Operating Income                            122           14          158

OPERATING EXPENSES:
   General and administrative                         1,474          920        1,426
                                                  ---------    ---------    ---------
      Total Operating Expenses                        1,474          920        1,426

OTHER ITEMS:
  Interest Expense                                      86           --           --
  Gain on repurchase of minority interest               --       13,009           --
                                                  ---------    ---------    ---------
  Total Other Items                                     86       13,009           --

INCOME (LOSS) FROM CONTINUING OPERATIONS:            (1,438)     12,103       (1,268)

INCOME FROM DISCONTINUED OPERATIONS:

   Income (loss) from discontinued operations          (958)       2,222        8,511
   Gain on sale of discontinued operations          298,074           --           --
                                                  ---------    ---------    ---------
      Total Income From Discontinued Operations     297,116        2,222        8,511

NET INCOME                                          295,678       14,325        7,243

OTHER COMPREHENSIVE INCOME (LOSS)                    17,897      (17,897)          --
                                                  ---------    ---------    ---------

COMPREHENSIVE INCOME (LOSS)                       $ 313,575    $  (3,572)   $   7,243
                                                  =========    =========    =========

See notes to consolidated financial statements.

METROPOLIS REALTY HOLDINGS LLC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(going concern basis)
(in thousands)
------------------------------------------------------------------------------------
MEMBERS' EQUITY, JANUARY 1, 2000                                           $  25,705
Shares issued under Directors' Stock Plan                                         59
Net income                                                                     7,243
Dividends paid                                                                (9,130)
                                                                          -----------
MEMBERS' EQUITY, DECEMBER 31, 2000                                            23,877
Shares issued under Directors' Stock Plan                                          1
Net income                                                                    14,325
Other comprehensive loss
     Cumulative effect of change in accounting principle                      (6,900)
     Change in cash flow hedge                                               (10,997)
                                                                             --------
Total comprehensive loss                                                     (17,897)
Dividends paid                                                               (13,001)
                                                                             -------
MEMBERS' EQUITY, DECEMBER 31, 2001                                             7,305
Shares issued under Directors' Stock Plan                                         40
Income from partner buyout                                                         6
Exercise of options for units                                                      1
Net income                                                                   295,678
Other comprehensive income
     Change in fair value of cash flow hedge                                  11,128
     Reclassification to statement of income                                   6,769
                                                                           ---------
Total comprehensive income                                                    17,897
Dividends paid                                                              (305,672)
                                                                            ---------
NET ASSETS IN LIQUIDATION, DECEMBER 31, 2002                               $  15,255
                                                                           =========

See notes to consolidated financial statements.

METROPOLIS REALTY HOLDINGS LLC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(going concern basis)
(in thousands)
------------------------------------------------------------------------------------------------------------

                                                                               Years Ended December 31,
                                                                        -----------------------------------
                                                                          2002         2001         2000
                                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 295,678    $  14,325    $   7,243
Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on sale of discontinued operations                               (298,074)          --           --
   Depreciation and amortization                                            7,051       16,297       15,987
   Gain on purchase of minority interest                                       --      (13,009)          --
   Bad debt expense                                                            --        1,301           --
   Change in:
      Escrow deposits and restricted cash                                   7,446       (1,836)      (2,490)
      Due from tenants                                                      2,138        1,434       (2,427)
      Prepaid expenses and other assets                                     9,471         (151)         149
      Real estate tax refunds                                                  --           --        3,175
      Deferred rent receivable                                                136       (1,291)      (2,719)
      Accounts payable and accrued expenses                                (4,651)         (30)        (373)
      Tenant security deposits, unearned revenue and credits due
      tenants                                                              (2,137)      (3,302)       3,998
                                                                        ---------    ---------    ---------
   Net Cash Provided By Operating Activities                               17,058       13,738       22,543
                                                                        ---------    ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Net proceeds from sale of discontinued operations                         718,506           --           --
Additions to building, equipment and leasing costs                           (419)      (3,390)      (7,137)
Changes in notes receivable                                                   275           14         (289)
                                                                        ---------    ---------    ---------
   Net Cash Provided By (Used In) Investing Activities                    718,362       (3,376)      (7,426)
                                                                        ---------    ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchase of minority interest                                                  --       (1,400)          --
Repayment of mortgage payable                                            (425,000)          --           --
Proceeds from mortgage loan                                               275,000           --           --
Repayment of mortgage loan                                               (275,000)          --           --
Proceeds from loan                                                        150,000           --           --
Repayment of loan                                                        (150,000)          --           --
Dividends paid                                                           (305,672)     (13,001)      (9,130)
Other                                                                          48          (15)         (34)
                                                                        ---------    ---------    ---------
   Net Cash Used In Financing Activities                                 (730,624)     (14,416)      (9,164)
                                                                        ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            4,796       (4,054)       5,953

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               11,012       15,066        9,113
                                                                        ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $  15,808    $  11,012    $  15,066
                                                                        =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                       $  27,968    $  37,283    $  34,046
                                                                        =========    =========    =========
    Dividends declared                                                  $ 305,672    $  13,001    $   9,100
                                                                        =========    =========    =========

See notes to consolidated financial statements.

METROPOLIS REALTY HOLDINGS LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(dollar amounts in thousands)
--------------------------------------------------------------------------------

1. BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - Metropolis Realty Holdings LLC, a Delaware limited liability company (the "Company"), was formed on May 6, 2002 to facilitate the consummation of the sale (the "Sale Transaction") by the Company's former parent company, Metropolis Realty Trust, Inc., a Maryland corporation ("Metropolis Realty Trust"), of its principal asset, the real property and office building located at 1290 Avenue of the Americas (the "1290 Property") to Jamestown 1290, L.P., a Delaware limited partnership (the "Jamestown Partnership").

      Prior to the consummation of the Sale Transaction, on September 4, 2002, Metropolis Realty Trust merged (the "Merger") with Metropolis Realty Lower Tier LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Metropolis Lower Tier"), with Metropolis Realty Trust as the surviving entity of the Merger. As a result of the Merger, the Company held 99.9% of the outstanding shares of Metropolis Realty Trust. Following the Sale Transaction, Metropolis Realty Trust deregistered with the Securities and Exchange Commission, and on December 30, 2002, Metropolis Realty Trust filed articles of dissolution with the State Department of Assessments and Taxation of Maryland. In the Merger, each holder of shares of Common Stock, par value $10.00 per share, of Metropolis Realty Trust ("Metropolis Realty Trust Common Stock"), received a number of Company limited liability company units ("LLC Units") equal to the number of shares of Metropolis Realty Trust Common Stock held by such holder immediately prior to the Merger. The LLC Units have been registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-4 declared effective by the Securities and Exchange Commission on August 9, 2002. No established trading market exists for the LLC Units. The LLC Units of the Company are not listed on any exchange, and the Company does not intend to list the LLC Units on any exchange.

      Metropolis Realty Trust consummated the Sale Transaction on September 9, 2002. From the date of its formation until the consummation of the Sale Transaction, the Company did not conduct any operations other than activities incidental to the Sale Transaction. Since the consummation of the Sale Transaction on September 9, 2002, the Company has not conducted any operations, and does not expect to conduct any operations, other than to wind-up property activities, liquidate and distribute its remaining assets to its members. The Company expects to complete its winding-down activities and liquidation by December 31, 2003. Since September 9, 2002 and until its dissolution on December 30, 2002, Metropolis Realty Trust did not conduct any operations or own any income generating assets other than cash and cash equivalents.

      Under the Amended and Restated Purchase Agreement, dated as of May 7, 2002, by and between Metropolis Realty Trust and the Jamestown Partnership (the "Purchase Agreement"), the Company was required to retain $10,000 in order to satisfy any indemnification claims made by Jamestown Partnership prior to December 30, 2002. As of December 31, 2002, Jamestown Partnership had made no claims for indemnification under the Purchase Agreement, and as a result the Company's obligations to indemnify Jamestown Partnership and retain such $10,000 have expired.

      Basis of Presentation - The consolidated financial statements include the Company, Metropolis Realty Trust and each of the entities through which the Company indirectly owned the 1290 Property. The merger was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Although the timing is uncertain, the Company expects to liquidate by December 31, 2003. Therefore, the consolidated financial statements have been presented on the liquidation basis of accounting, effective December 31, 2002. Accordingly, the net assets of the Company at December 31, 2002 are stated at liquidation value, i.e., the assets have been valued at their estimated net realizable values and the liabilities include estimated amounts ($613) to be incurred through the date of liquidation of the Company. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the amounts reflected in the accompanying consolidated statement of net assets. Prior to December 31, 2002, the books and records of the Company were maintained on a going concern accrual basis of accounting.

      Cash and Cash Equivalents - Cash and cash equivalents includes investments purchased with an original maturity of three months or less.

      Depreciation and Amortization - The 1290 Property was sold in the Sale Transaction on September 9, 2002. Building and building improvements were depreciated over their useful lives of 40 years using the straight-line method through March 31, 2002, when the 1290 property was reclassified as an asset held for sale. Furniture and fixtures were depreciated over their useful lives, ranging from five to seven years through March 31, 2002. Tenant improvements were amortized on a straight-line basis over the terms of the respective leases through March 31, 2002.

      Deferred Charges - Deferred financing costs were amortized over the term of the related loan and were included as a component of interest expense through September 6, 2002, the date that the GE Capital Loan (as hereinafter defined) was repaid. Direct costs related to leasing were amortized over the related lease terms through March 31, 2002.

      Rental Income - Rental income was recognized on a straight-line basis over the terms of the related leases. Differences between actual base amounts due from tenant leases and the straight-line basis were included in deferred rent receivable.

      Escrow Deposits and Restricted Cash - Escrow deposits and restricted cash as of December 31, 2002 includes amounts held in reserve for real estate tax refunds due to former tenants and miscellaneous escrows related to the Sale Transaction. Escrow deposits and restricted cash as of December 31, 2001 includes amounts held in reserve for tenant improvements, leasing commissions, insurance, real estate taxes and real estate tax refunds due to former tenants.

      Accounts Payable and Accrued Expenses - Estimated liquidation costs as of December 31, 2002 include estimated costs to be incurred by the Company during its liquidation period, and tenant claims against real estate tax proceeds. Accounts payable and accrued expenses as of December 31, 2001 include property operating expenses payable and tenant claims against real estate tax proceeds.

      Derivative Instruments - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was implemented on January 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and will be recognized in the income statement when the hedged item affects earnings. The ineffective portion of changes in the fair value of the derivative designated as a cash flow hedge is recognized in the income statement. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

      On January 1, 2001, Metropolis Realty Trust recorded approximately $6,900 in other comprehensive loss as a cumulative transition adjustment to record its interest rate swap agreement at its estimated fair value as of that date.

      Adoption of Recent Accounting Pronouncements - On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that the operations related to a property that has been sold or a property that is intended to be sold be presented as discontinued operations in the statements of operations for all periods presented and properties intended to be sold are to be designated as "held for sale" on the consolidated balance sheet. Under this pronouncement, the operations of a property sold prior to January 1, 2002 are not reclassified as discontinued operations.

      Use of Estimates - The presentation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2002 and 2001 and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, escrow deposits and restricted cash, and accounts payable are a reasonable estimate of their fair value due to their short-term nature. Management believes the fair market value of the mortgage loan payable approximates the carrying value at December 31, 2001. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001.

      Income Taxes - Until its dissolution on December 30, 2002, Metropolis Realty Trust qualified as a REIT under the Internal Revenue Code, as amended, and was generally not taxed at the corporate level on income it distributed to its stockholders so long as it, among other things, distributed at least 90% of its REIT taxable income. Metropolis Realty Holdings LLC is a limited liability company, and its taxable income or loss is reportable by each of its members. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements.

      Results of Discontinued Operations - As a result of the Sale Transaction, the Company does not own any interest in any real estate assets, and immediately following the Sale Transaction, the Company's principal asset consisted of approximately $15,868 in cash. In February 2003, the Company made a distribution to its members of $0.85 per LLC Unit, or approximately $11,055 in the aggregate.

      The Company has implemented SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", effective January 1, 2002. As a result, all income and expense related to the 1290 Property have been reclassified to discontinued operations.

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

      Morgan Stanley Loan. On September 6, 2002, 1290 Partners borrowed $275,000 (the "Morgan Stanley Loan") from Morgan Stanley Dean Witter Mortgage Capital Inc. ("Morgan Stanley") pursuant to a Loan Agreement, the terms of which included an interest rate of 4.31% per annum, prepayment in whole without penalty and a maturity date of April 1, 2003. The Morgan Stanley Loan was secured by a mortgage of the 1290 Property and an assignment of the leases and rents relating to the 1290 Property. Also on September 6, 2002, 1290 Partners used the proceeds of the Morgan Stanley Loan to acquire $275,000 of the outstanding GE Capital Loan and 1290 Partners assigned its rights thereunder to Morgan Stanley. On September 9, 2002, 1290 Partners used the net proceeds it received in the Sale Transaction to prepay the Morgan Stanley Loan in full with accrued interest thereon.

3.    TERMINATION OF THE SWAP AGREEMENT

      In connection with the repayment of the GE Capital Loan, on September 6, 2002, 1290 Partners, L.P., a Delaware limited partnership and an indirect wholly-owned subsidiary of the Company ("1290 Partners"), terminated the ISDA Master Agreement and subordinated agreements (the "Swap Agreement"), dated as of December 13, 1999, by and between 1290 Partners and Morgan Stanley Derivative Products, Inc. ("MSD"). The Swap Agreement had previously been used to hedge interest rate risk associated with the GE Capital Loan and was designated as a cash flow hedge for accounting purposes. Upon termination, the Company paid a termination fee to MSD in an amount equal to $6,769, plus interest expense for the remainder of the then current interest period ending on September 30, 2002 in an amount equal to $741. These amounts are included in interest expense in the Results of Discontinued Operations for the year ended December 31, 2002 and in interest paid during the period on the Statements of Cash Flow for year ended December 31, 2002. In addition, in connection with the termination of the GE Capital Loan, the hedging relationship was terminated and changes in the fair value of the Swap Agreement that had previously been recorded to Other Comprehensive Income were reclassified to interest expense in the Results of Discontinued Operations for the year ended December 31, 2002.

4.    SALE OF THE 1290 PROPERTY

      The Sale Transaction was consummated on September 9, 2002. As a result of the consummation of the Sale Transaction, neither the Company nor Metropolis Realty Trust owns any interest in any real estate assets, and Metropolis Realty Trust dissolved on December 30, 2002. On September 9, 2002, Metropolis Realty Trust distributed the approximately $450,000 of net proceeds that it received in the Sale Transaction to the Company which, in turn, used $150,000 to prepay the Jamestown Loan, and an aggregate of approximately $300,000 to make a distribution to the holders of LLC Units of $23.00 per LLC Unit. In connection with the Sale Transaction, Metropolis Realty Trust realized a gain on the sale of the 1290 Property of approximately $298,074.

      The Company has implemented SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective January 1, 2002. As a result, all income and expense related to the 1290

      Property have been reclassified to discontinued operations. The following table summarized the results of operations for the 1290 Property:

                                           Year Ended December 31,
                                      -----------------------------------
                                        2002          2001         2000
                                      ---------    ---------    ---------
                                                    (IN THOUSANDS)
REVENUES:

Base rental income                    $  57,388    $  86,165    $  85,129
Operating escalation income               2,568        4,865        4,944
Interest income                             337          959        1,156
Miscellaneous income                      4,539        2,935        6,848
                                      ---------    ---------    ---------
Total Revenues                           64,832       94,924       98,077

OPERATING EXPENSES:
Real estate taxes                        12,714       17,821       18,266
Operating and maintenance                 3,610        5,429        5,082
Utilities                                 5,902        9,450        8,186
Payroll                                   2,503        3,480        3,091
Management fees                           1,072        1,383        1,333
Professional fees                           201          137          217
General and administrative                  132          320          247
Bad debt expense                             --        1,301           --
Depreciation and amortization             2,950       11,981       11,680
                                      ---------    ---------    ---------
Total Operating Expenses                 29,084       51,302       48,102

OTHER ITEMS:
Gain on property sale                  (298,074)          --           --
Interest expense                         36,706       41,400       41,464
                                      ---------    ---------    ---------
Total Other Items                      (261,368)      41,400       41,464

INCOME FROM DISCONTINUED OPERATIONS   $ 297,116    $   2,222    $   8,511
                                      =========    =========    =========

5.    REAL ESTATE TAX REFUNDS

      Tax certiorari proceedings have been settled with the City of New York for over-assessment of property taxes for the tax years ending June 30, 1991 through June 30, 1996 with respect to the 1290 Property. Metropolis Realty Trust received net proceeds of approximately $6,519 in December 2000 after payment of approximately $876 of fees and expenses incurred in connection with such proceedings. Of this amount, approximately $3,211 was expected to be reimbursed to tenants. During 2001 and 2002, approximately $2,027 and $431, respectively, was reimbursed to tenants, and in response to a notice received by a former tenant, approximately $21 was included in restricted cash as of December 31, 2001. The remaining balance of approximately $732 was included in miscellaneous income in 2002.

6.    MEMBERS' EQUITY/NET ASSETS IN LIQUIDATION

      The Company has the authority to issue 50,000,000 LLC Units. As of December 31, 2002, there were 13,006,346 LLC Units issued and outstanding.

      On September 9, 2002, a Director, Vice President and Secretary of each of Metropolis Realty Trust and the Company, exercised options to purchase 3,000 LLC Units of the Company at an exercise price of $12.50 per LLC Unit. These options were granted to Mr. Jacobsson under Metropolis Realty Trust's 1996 Stock Option Plan, and were converted into options to purchase LLC Units on a one-for-one basis pursuant to the Merger. As of December 31, 2002, there were no outstanding options to acquire any LLC Units.

7.    STOCK PLAN

      The Board of Directors of Metropolis Realty Trust adopted a Directors' Stock Plan effective October 10, 1996. Pursuant to the Stock Plan, the Board of Directors of Metropolis Realty Trust had the authority to issue to members of the Metropolis Realty Trust's Board of Directors options to purchase, in the aggregate, 100,000 shares of Metropolis Realty Trust Common Stock. On the effective date of the Directors' Stock Plan, the initial members of Metropolis Realty Trust's Board of Directors were granted options entitling each director to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $25 per share.

      Pursuant to the Directors' Stock Plan, each director received 400 shares of Metropolis Realty Trust Common Stock at the annual meetings in 1997, 1998 and 2000 in consideration for services rendered to the Company during such years. The value of such shares was based upon the most recent price at which shares of the Metropolis Realty Trust's Common Stock were traded prior to such grant of shares and is included as an operating expense.

      In the Merger, each unexpired option to purchase shares of Metropolis Realty Trust Common Stock that was outstanding on September 4, 2002 was converted into an option to purchase an equivalent number of LLC Units. On September 9, 2002, John R.S. Jacobsson, a Director, Vice President and Secretary of each of Metropolis Realty Trust and the Company, exercised options to purchase 3,000 LLC Units of the Company for an exercise price of $12.50 per LLC Unit. The options were granted to Mr. Jacobsson under Metropolis Realty Trust's 1996 Stock Option Plan, and were converted into options to purchase LLC Units on a one-for-one basis pursuant to the Merger. As of December 31, 2002, there were no outstanding options to acquire any LLC Units.

8.    RELATED PARTY TRANSACTIONS

      Asset Management - Prior to September 9, 2002, Metropolis Realty Trust was party to an Asset Management Agreement with a company ("Asset Manager") that was affiliated with two of Metropolis Realty Trust's stockholders. One of these stockholders was also a Director and officer of Metropolis Realty Trust and is a member of the Board of Managers and an officer of the Company. The Asset Management Agreement was terminated on September 9, 2002, the date that the Sale Transaction was consummated. The Asset Manager provided asset advisory, consultation and management services for Metropolis Realty Trust. Fees for such services were payable in arrears at a rate of $25 per month. The Asset Management Agreement also provided for reimbursement of costs and expenses for contractors and professional fees, as incurred. Asset management fees incurred for the year ended December 31, 2002 and December 31, 2001 aggregated approximately $207 and $300, respectively.

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

      Property Management - Prior to September 9, 2002, Metropolis Realty Trust was a party to a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a stockholder. The Property Management and Leasing Agreement was terminated on September 9, 2002, the date that the Sale Transaction was consummated, and on such date Metropolis Realty Trust paid to the Property Manager/Leasing Agent, on an accelerated basis, approximately $800 of leasing commissions due to the Property Manager/Leasing Agent under its leasing agreement. The Property Manager/Leasing Agent managed and operated the 1290 Property and provided all supervisory, management and leasing services. Fees incurred under the Management and Leasing Agreement for the years ended December 31, 2002 and December 31, 2001 aggregated approximately $1,182 and $2,071, respectively.

      REIT Management - Metropolis Realty Trust entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for each of the years ended December 31, 2002 and 2001 aggregated approximately $125 and $126, respectively.

      Participation in the Sale Transaction - As described in Note 4, the Sale Transaction was consummated on September 9, 2002.

      As described below, certain parties affiliated with, or that have performed services for, the Company and Metropolis Realty Trust had an interest in the Sale Transaction.

      Apollo Real Estate Advisors. Apollo Real Estate Advisors, L.P., a Delaware limited partnership ("AREA"), is the general partner of Apollo Real Estate Investment Fund, L.P. ("AREIF"), which beneficially owned approximately 38% of the outstanding shares of Metropolis Realty Trust Common Stock prior to the Merger and currently owns approximately 38% of the outstanding LLC Units. Certain of the Company's existing members of its Board of Managers and officers are, and certain of Metropolis Realty Trust's former directors and officers were, also partners of AREA and officers of the general partner of AREA. Four of AREA's partners currently serve on the Company's Board of Managers and previously served on Metropolis Realty Trust's board of directors (the "Apollo Directors"). The Apollo Directors indirectly control, through AP-1290 Partners LLC, an approximate 23% limited partnership interest in the Jamestown Partnership that acquired the 1290 Property. Through its continued affiliation with the Jamestown Partnership, an affiliate of AREA receives a portion of the property management fees that are paid with respect to the 1290 Property, and another affiliate of AREA serves as the leasing agent for the 1290 Property and receives leasing commissions if and when a lease relating to the 1290 Property is executed. In addition, if the 1290 Property is sold by the Jamestown Partnership, an affiliate of AREA will be entitled to a sales fee equal to 1.2% of the gross sales price. Upon the consummation of the Sale Transaction, Metropolis Realty Trust paid a

      $50 bonus to each of four of its officers in recognition of the contribution made by each of these officers to the negotiation, structuring and consummation of the Sale Transaction. Three of the officers that received such bonus are affiliated with AREA.

9.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                           (In Thousands, Except Per LLC Unit/Share Amounts)
                                                         Fiscal Quarters Ended
2002                                     1Q              2Q              3Q                4Q
---------------------------------- --------------- --------------- ---------------- ------------------
---------------------------------- --------------- --------------- ---------------- ------------------

Income (loss) from continuing
     operations                       $     (140)     $     (140)     $     (169)      $     (989)
Income (loss) from discontinued
     operations                            1,331           2,589         293,418             (222)
                                           -----           -----         -------             -----
Net income (loss)                          1,191           2,449         293,249           (1,211)
Net income (loss) per share                  .10             .19           22.54             (.10)
Net income (loss) per share
     assuming dilution                       .10             .19           22.54             (.10)


2001                                     1Q              2Q              3Q                4Q
---------------------------------- --------------- --------------- ---------------- ------------------
Income (loss) from continuing
     operations                       $   12,777      $     (103)     $     (227)      $     (344)
Income (loss) from discontinued
     operations                              827             447             347              601
                                      ----------      ----------      ----------       ----------
Net income (loss)                         13,604             344             120              257
Net income (loss) per share                 1.05             .03             .01              .01
Net income (loss) per share
     assuming dilution                      1.05             .03             .01              .01



      Total revenues have been adjusted to give effect to the reclassification of revenues to discontinued operations for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The members of the Board of Managers and executive officers of the Company as of December 31, 2002 are as follows:

Name                                                    Age        Position
----                                                    ---        --------
William L. Mack...................................      63         Member of the Board of Managers and Chairman
                                                                   of the Board

Lee S. Neibart....................................      52         Member of the Board of Managers and President

Bruce H. Spector..................................      60         Member of the Board of Managers

John R.S. Jacobsson...............................      34         Member of the Board of Managers, Vice
                                                                   President and Secretary

John R. Klopp.....................................      49         Member of the Board of Managers and Vice
                                                                   President

Russel S. Bernard.................................      45         Member of the Board of Managers

David A. Strumwasser..............................      51         Member of the Board of Managers

David Roberts.....................................      40         Member of the Board of Managers

      Each of the officers and members of the Board of Managers listed above has served in the positions listed for the Company since its formation in May 2002. Each of the officers and members of the Board of Managers listed above, other than John R. Klopp and John R.S. Jacobsson, also served in the same positions for Metropolis Realty Trust from September 1996 until Metropolis Realty Trust's dissolution in December 2002. Mr. Klopp served as a Director of Metropolis Realty Trust since September 1996 and as an officer since December 1996 until its dissolution on December 30, 2002. Mr. Jacobsson served as a Director of Metropolis Realty Trust since October 1997 and as an officer since December 1996 until its dissolution on December 30, 2002.

      William L. Mack has served as the Chairman of the Board of Managers of the Company since its formation in May 2002. He served as Chairman of the Board of Directors of Metropolis Realty Trust since 1996 until its dissolution on December 30, 2002. Mr. Mack is the managing partner of Apollo Real Estate Advisors, L.P. ("AREA"), the manager of five opportunistic real estate investment funds, which he co-founded in 1993, and serves as President of its corporate general partner. Beginning in 1969, Mr. Mack served as Managing Partner of the Mack Company, where he oversaw the dynamic growth of the Mack Company's office, industrial, retail and hotel facilities. Mr. Mack has served as a director of Mack-Cali Realty Corporation ("Mack-Cali") since the 1997 merger of the Mack Company's office portfolio into Mack-Cali and has served as Chairman of Mack-Cali since June 2000. Mr. Mack is also a director of The Bear Stearns Companies, Inc., an investment banking firm, Vail Resorts, Inc., an owner and operator of Colorado ski resorts, and Wyndham International, Inc., an owner and operator of a national chain of hotel properties. Mr. Mack attended the Wharton School of Business and Finance at the University of Pennsylvania and received a B.S. degree in business administration, finance and real estate from New York University.

      Lee S. Neibart is a partner of AREA with which he has been associated since 1993, and directs portfolio and asset management. From 1979 to 1993, he was Executive Vice President and Chief

Operating Officer of the Robert Martin Company, a private real estate development and management firm. Mr. Neibart is a director of Wyndham International, Inc., and Meadowbrook Golf Group, Inc., an owner and operator of golf courses and Oasis Car Wash, Inc., an owner and operator of car washes. Mr. Neibart received a B.A. from the University of Wisconsin and an M.B.A. from New York University.

      Bruce H. Spector is an officer of Apollo Real Estate Management, Inc., an affiliate of AREA, with which he has been associated since 1993, and has been responsible for advising on matters of reorganization strategy. From 1967 to 1992, Mr. Spector was a member of the law firm of Stutman, Treister and Glatt, spending a substantial amount of that time as a senior partner and head of the firm's executive committee. Mr. Spector is a director of Pacer International, Inc., a national intermodal and logistics company. Mr. Spector received a B.A. from the University of Southern California and a J.D. from the UCLA School of Law.

      John R.S. Jacobsson is a partner of AREA with which he has been associated since its founding in 1993. Mr. Jacobsson is responsible for investments, investment management and capital raising at AREA and co-heads its Japanese investment program. Prior to 1993, Mr. Jacobsson was associated with the acquisitions group of Trammell Crow Ventures, a real estate investment firm. Mr. Jacobsson is a director of Oasis Car Wash, Inc., an owner and operator of car washes. Mr. Jacobsson received a B.A. from Harvard College in 1990.

      John R. Klopp has been a director of Capital Trust, Inc. ("Capital Trust"), an investment management and finance company focused on the commercial real estate industry, since January 1997, and the Chief Executive Officer, a Vice Chairman and the President of Capital Trust since February 1997, July 1997 and January 1999, respectively. Mr. Klopp was a founder and a Managing Partner of Victor Capital Group L.P. ("VCG") from 1989 until the acquisition of VCG by Capital Trust in July 1997. From 1982 to 1989 Mr. Klopp was a Managing Director and co-head of Chemical Realty Corporation ("Chemical Realty"), the real estate investment banking affiliate of Chemical Bank. Prior to founding Chemical Realty, Mr. Klopp held various positions with Chemical Bank's Real Estate Division, where he was responsible for originating, closing and monitoring portfolios of construction and interim loans. He received a B.A. from Tufts University in 1976 with a major in economics and an M.B.A. in 1978 from the Wharton School of Business and Finance at the University of Pennsylvania with a major in real estate and finance.

     Russel S. Bernard is a Principal of Oaktree Capital Management, LLC ("Oaktree"), with which he has been associated since 1995, and is the portfolio manager of Oaktree's real estate and mortgage funds. Prior to joining Oaktree in 1995, Mr. Bernard was a Managing Director of Trust Company of the West ("TCW"). Under subadvisory relationships with Oaktree, Mr. Bernard continues to serve as portfolio manager for the TCW Special Credits distressed mortgage funds. From 1986 to 1994, Mr. Bernard was a partner in Win Properties, Inc., a national real estate investment company, where he was responsible for the acquisition, financing and operation of a national real estate portfolio. Mr. Bernard is Chairman of the Board of Directors of Lodgian, Inc., an owner and operator of a national portfolio of hotel properties. Mr. Bernard holds a B.S. in Business Management and Marketing from Cornell University.

      David A. Strumwasser is a Principal of Whippoorwill Associates, Incorporated ("Whippoorwill"), an investment management firm, and has served as a Managing Director and General Counsel of Whippoorwill since 1993. From 1984 to 1993, Mr. Strumwasser was a Partner and co-head of the Bankruptcy and Reorganization Practice at the New York law firm of Berlack, Israels & Liberman LLP. Prior to that, he practiced bankruptcy law at Anderson Kill & Olick, LLP from 1981 to 1984, and at Weil, Gotshal & Manges LLP from 1976 to 1979. From 1979 to 1981, Mr. Strumwasser was an Assistant Vice President at Citicorp Industrial Credit, Inc. Mr. Strumwasser is a director of Barneys New York,

Inc., a luxury retailer. Mr. Strumwasser received a B.A. in political science from the State University of New York at Buffalo in 1973 and a J.D. from Boston College Law School in 1976.

      David Roberts has been a Managing Director of Angelo, Gordon & Co., L.P. ("Angelo, Gordon"), an investment management firm, since 1993, where he oversees the firm's real estate and special situations investment activities. From 1988 until 1993, Mr. Roberts was a principal of Gordon Investment Corporation, a Canadian merchant bank, where he participated in a wide variety of principal transactions including investments in the real estate and mortgage banking industries. Prior to that, Mr. Roberts worked in the Corporate Finance Department of L.F. Rothschild & Co. Incorporated, an investment bank, as a Senior Vice President specializing in mergers and acquisitions. Mr. Roberts has a B.S. in Economics from the Wharton School of the University of Pennsylvania.

      Pursuant to the Company's operating agreement, each member of the Company's Board of Managers has elected for a one-year term by the holders of the LLC Units.

                Compliance With Section 16(a) of the Exchange Act

      Section 16(a) of the Securities and Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and members of the Board of Managers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, members of the Board of Managers, and 10% stockholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of Forms 3, 4 and 5 available to the Company and written representations from certain of the members of the Board of Managers, officers and 10% stockholders that no form is required to be filed, the Company believes that no member of the Board of Managers, officer or beneficial owner of more than 10% of the LLC Units failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to the fiscal year ended 2002.

ITEM  11. EXECUTIVE COMPENSATION

      The Company has no employees and none of its executive officers, including the Company's president (who acts in a capacity similar to that of a chief executive officer), receives any compensation in their capacities as executive officers.


                          ANNUAL COMPENSATION                                   LONG-TERM COMPENSATION
                          -------------------                                   ----------------------
                                                                                 AWARDS               Payouts
                                                                      ------------------------------ ----------
Name and Principal     Year    Salary     Bonus ($)   Other Annual    Restricted      Securities     LTIP          All Other
                                                                         Stock        Underlying     Payouts     Compensation
     Position                    ($)                Compensation ($)   Award ($)   Options/sars (#)     ($)           ($)
-------------------- -------- ---------- ---------- ----------------- ------------ ----------------- ---------- ----------------
Lee S. Neibart,      2002        $0         $0        $       0           $0              0             $0          $   0
President
                     2001        $0         $0        $23,000 (1)(2)      $0              0             $0          $750 (3)

                     2000        $0         $0        $21,400 (1)(2)      $0              0             $0          $750 (3)

(1) Represents annual retainer paid to Mr. Neibart in his capacity as a director of Metropolis Realty Trust in an amount of $15,000 for the years 2001 and 2000.

(2) Mr. Neibart also received 800 shares of Metropolis Realty Trust Common Stock as compensation in his capacity as a director of the Company pursuant to the Company's 1996 Directors' Stock Option Plan for the years 2001 and 2000. These shares were converted into 400 LLC Units in the Merger. There was not a public market for the shares of Metropolis Realty Trust Common Stock prior to the Sale Transaction, and there is not currently a public market for the LLC Units. Metropolis Realty Trust determined that the fair market value of the shares of Metropolis Realty Trust Common Stock on the date they were granted to Mr. Neibart was approximately $16.00 per share for the shares granted to him in 2000 and approximately $20.00 per share for the shares granted to him in 2001.

(3) Represents fees paid to Mr. Neibart in his capacity as a director of Metropolis Realty Trust for the attendance at the Metropolis Realty Trust's Board of Directors' meetings. Mr. Neibart was paid $750 for each meeting of the Metropolis Realty Trust's Board of Directors that he attended in 2001 and 2000. There was one meeting of Metropolis Realty Trust's Board of Directors in each of 2001 and 2000. Mr. Neibart attended all such meetings.

      On July 9, 2002, the Board of Directors of Metropolis Realty Trust authorized the payment of $50,000 to each of Messrs. Jacobsson, Vice President and Secretary of the Company; Andrew Cohen, Vice President of the Company; Stuart Koenig, Treasurer of the Company, and Ms. Jeremy FitzGerald, Vice President of the Company, upon the consummation of the sale transaction to Jamestown. This payment was authorized in recognition of the contribution made by each of these officers to the negotiation, structuring and consummation of the sale transaction.

      For fiscal year 2002, none of the members of the Metropolis Realty Trust Board of Directors were compensated in their capacities as directors of Metropolis Realty Trust. For fiscal year 2002, none of the members of the Board of Mangers of the Company were compensated in their capacities as members of the Board of Mangers, and such members are not expected to be compensated in the future.

      The Company has purchased a directors' and officers' liability insurance policy in the amount of $10,000,000 with a $250,000 deductible that expires on April 9, 2003.

      John R.S. Jacobsson, Lee S. Neibart and John R. Klopp are also the directors of a wholly-owned subsidiary of the Company ("1290 GP Corp.") which owned a 1% interest, as general partner, in the 1290 Property Owning Partnership. The officers of the Company and 1290 GP Corp. are identical. The officers of the Company will not receive any compensation from the Company other than any compensation they may receive as directors. The directors and officers of 1290 GP Corp. will not receive any compensation from 1290 GP Corp.

      In May 2002, the members of the Board of Managers appointed Lee S. Neibart, John R.S. Jacobsson and John R. Klopp to serve as the members of the Company's audit committee. Messrs. Neibart and Jacobsson are partners of AREA which is the general partner of Apollo Real Estate Investment Fund, L.P., a significant holder of LLC Units. Mr. Klopp is the Chief Executive Officer of Capital Trust, Inc. whose relationship to the Company is described under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Asset Manager." The audit committee does not serve pursuant to a written charter. Its purposes are to (i) make recommendations concerning the engagement of the Company's independent public accountants, (ii) review with the Company's independent public accountants the policies, procedures and results of the audit engagement, (iii) approve professional services provided by the Company's independent public accountants, (iv) review the independence of the Company's independent public accountants, (v) consider the range of audit and non-audit fees, (vi) review the adequacy of the Company's internal accounting controls, and (vii) recommend information to be included in the Company's quarterly reports on Forms 10-Q and annual reports on Forms 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth in the following table is furnished as of March 14, 2003, with respect to any person (including any "group," as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of equity securities beneficially owned by each member of the Company's Board of Managers, its executive officers, and all of its executive officers and directors as a group. As of March 14, 2003, there were 13,006,346 LLC Units outstanding.

                                                                        Number of LLC Units
                                                                         Beneficially Owned   Percent of LLC Units
                                                                        -------------------   --------------------
PRINCIPAL STOCKHOLDERS
Apollo Real Estate Investment Fund, L.P. (1)                                  4,936,060             38.0%
The TCW Group, Inc. (2)                                                       2,254,341             17.3%
TCW Asset Management Company (2)                                              2,254,341             17.3%
Oaktree Capital Management, LLC (3)                                           1,917,463             14.7%
The Goldman Sachs Group, Inc. (4)                                             1,127,021              8.7%
WSB Realty, L.L.C. (5)                                                        1,122,421              8.6%
Goldman, Sachs & Co. (5)                                                      1,122,421              8.6%
Whitehall Street Real Estate Limited Partnership V( 5)                        1,122,421              8.6%
WH Advisors, L.L.C. V  (5)                                                    1,122,421              8.6%
Angelo, Gordon & Co., L.P. (6)                                                1,094,143              8.4%
John M. Angelo (6)                                                            1,094,143              8.4%
Michael L. Gordon (6)                                                         1,094,143              8.4%
Intermarket Corp. (7)                                                           931,000              7.2%

MEMBERS OF THE BOARD OF MANAGERS AND EXECUTIVE OFFICERS
William L. Mack (8)                                                           4,940,660             38.0%
Lee S. Neibart (9)                                                            4,940,660             38.0%
John R.S. Jacobsson (10)                                                      4,939,060             38.0%
Bruce H. Spector (11)                                                         4,940,660             38.0%
John R. Klopp (12)                                                               24,600              *
Russel S. Bernard (13)                                                        1,917,463             14.7%
David A. Strumwasser (14)                                                       294,103              2.3%
David Roberts (15)                                                                    0              *
                                                                              ---------
Members of the Board of Managers and Executive
 Officers as a group (8 persons) (16)                                         7,190,626             55.3%
                                                                              ==========

--------------

*     LESS THAN 1%

(1) Held of record by Atwell & Co., c/o The Chase Manhattan Bank, N.A., 4 New York Plaza, New York, NY 10004. AREA is the managing general partner of AREIF and a joint reporting person with respect to beneficial ownership of these LLC Units according to an executed certificate, dated as of August 4, 2002, of the Vice President and Treasurer of Apollo Real Estate Management, Inc., the general partner of AREA, and delivered to the Company and Metropolis Realty Trust. AREIF is located at Two Manhattanville Road, Purchase, New York 10577.

(2) Includes 1,586,814 LLC Units as to which voting and dispositive power is shared with Oaktree Capital Management, LLC as an investment sub-adviser to TCW Asset Management Company for various limited partnerships, trusts and third party accounts for which TCW Asset Management Company acts as general partner or investment manager. The TCW Group, Inc. is the parent company of TCW Asset Management Company. Also includes 667,527 LLC Units held by various limited partnerships, trusts and third party accounts for which TCW Special Credits acts as general partner or investment manager; TCW Asset Management Company is the managing general partner of TCW Special Credits. The LLC Units are held of record by (i) Hare & Co., c/o Investors Bank and Trust Company, 200 Clarendon Street, Boston, Massachusetts 02117-9130 (58,124 LLC Units), and (ii) Cede & Co., 55 Water Street, New York, New York 10041 (2,196,217 LLC Units). To the extent permitted by applicable law, The TCW Group, Inc., TCW Asset Management Company, and Robert Day hereby disclaim beneficial ownership of such LLC Units. The TCW Group, Inc. and TCW Asset Management Company are located at 865 South Figueroa Street, Suite 1800, Los Angeles, CA 90017.

(3) Includes 1,586,814 LLC Units as to which voting and dispositive power is shared with TCW Asset Management Company, which acts as general partner or investment manager for certain funds and accounts for which Oaktree acts as an investment sub-adviser. Also includes 284,839 LLC Units held by two limited partnerships of which Oaktree is general partner and 41,210 LLC Units held by a third party account for which Oaktree acts as investment manager. The 326,049 LLC Units as to which Oaktree has sole voting and dispositive power are held of record by (i) Cun & Co., c/o The Bank of New York, P.O. Box 1068, Wall Street Station, New York, New York 10005 (176,049 LLC Units); and (ii) Cede & Co., 55 Water Street, New York, New York 10041 (150,000 LLC Units). Also includes 4,600 LLC Units held directly by Oaktree. To the extent permitted by applicable law, Oaktree hereby disclaims beneficial ownership of such shares. Oaktree is located at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071.

(4) According to Amendment No. 3 to the Schedule 13G filed by The Goldman Sachs Group, Inc. with the Commission on February 13, 2001, includes 1,122,421 LLC Units with respect to which voting and dispositive power is shared with (i) Goldman, Sachs & Co., (ii) WSB Realty, L.L.C., (iii) Whitehall Street Real Estate Limited Partnership V and (iv) WH Advisors, L.L.C. V. The Goldman Sachs Group, Inc. is located at 85 Broad Street, New York, NY 10004.

(5) Does not include 4,600 LLC Units owned by The Goldman Sachs Group, Inc. According to Amendment No. 3 to the Schedule 13G filed by The Goldman Sachs Group, Inc. with the Commission on February 13, 2001, voting and dispositive power with respect to these LLC Units is held among: (i) Goldman, Sachs & Co., (ii) The Goldman Sachs Group, Inc., (iii) WSB Realty, L.L.C., (iv) Whitehall Street Real Estate Limited Partnership V and (v) WH Advisors, L.L.C. V. Each of these entities is located at 85 Broad Street, New York, New York 10004.

(6) The address of Angelo, Gordon & Co., L.P., John M. Angelo and Michael L. Gordon is 245 Park Avenue, New York, NY 10167. According to Amendment No. 3 to the Schedule 13G filed by Angelo, Gordon with the Commission on February 8, 2002, these 1,094,143 shares are reported as beneficially owned by: (i) Angelo, Gordon, (ii) John M. Angelo, in his capacities as a general partner of AG Partners, L.P., the sole general partner of Angelo, Gordon, and the chief executive officer of Angelo, Gordon and (iii) Michael L. Gordon, in his capacities as the other general partner of AG Partners, L.P. and the chief operating officer of Angelo, Gordon.

(7)   Intermarket Corp.'s address is 667 Madison Avenue, New York, NY 10021.

(8) Includes 4,936,060 LLC Units owned by AREIF. Mr. Mack is the managing partner of AREA, the general partner of AREIF, and the President of AREA's corporate general partner. Includes 1,600 LLC Units issued directly to Mr. Mack, and 3,000 LLC Units issued upon the exercise of options granted to Mr. Mack, under the Metropolis Realty Trust Stock Plan (which was assumed by the Company in the Merger). The LLC Units that were issued under the Metropolis Realty Trust Stock Plan were originally issued to Mr. Mack as 3,000 shares of Metropolis Realty Trust Common Stock, and were converted into LLC Units on a one-for-one basis in the Merger. Mr. Mack disclaims beneficial ownership of the LLC Units owned by AREIF.

(9) Includes 4,936,060 LLC Units owned by AREIF. Mr. Neibart is a partner of AREA. Includes 1,600 LLC Units issued directly to Mr. Neibart, and 3,000 LLC Units issued upon the exercise of options granted to Mr. Neibart, under the Metropolis Realty Trust Stock Plan (which was assumed by the Company in the Merger). The LLC Units that were issued under the Metropolis Realty Trust Stock Plan were originally issued to Mr. Neibart as 3,000 shares of Metropolis Realty Trust Common Stock, and were converted into LLC Units on a one-for-one basis in the Merger. Mr. Neibart disclaims beneficial ownership of the LLC Units owned by AREIF.

(10) Includes 4,936,060 LLC Units owned by AREIF. Mr. Jacobsson is a partner of AREA. Includes 3,000 LLC Units issued upon the exercise of options to purchase granted to Mr. Jacobsson, under the Metropolis Realty Trust Stock Plan (which was assumed by the Company in the Merger). Mr. Jacobsson disclaims beneficial ownership of the LLC Units owned by AREIF.

(11) Includes 4,936,060 LLC Units owned by AREIF. Mr. Spector is an officer of Apollo Real Estate Management, Inc., an affiliate of AREA. Includes 1,600 LLC Units issued directly to Mr. Spector, and 3,000 LLC Units issued upon the exercise of options granted to Mr. Spector, under the Metropolis Realty Trust Stock Plan (which was assumed by the Company in the Merger). The LLC Units that were issued under the Metropolis Realty Trust Stock Plan were originally issued to Mr. Spector as 3,000 shares of Metropolis Realty Trust Common Stock, and were converted into LLC Units on a one-for-one basis in the Merger. Mr. Spector disclaims beneficial ownership of the shares of common stock owned by AREIF.

(12) Includes 1,600 LLC Units issued directly to Mr. Klopp, and 3,000 LLC Units issued upon the exercise of options granted to Mr. Klopp, under the Metropolis Realty Trust Stock Plan (which was assumed by the Company in the Merger). The LLC Units that were issued under the Metropolis Realty Trust Stock Plan were originally issued to Mr. Klopp as 3,000 shares of Metropolis Realty Trust Common Stock, and were converted into LLC Units on a one-for-one basis in the Merger.

(13) Includes 1,912,863 LLC Units owned by (i) funds and accounts managed by Oaktree, and (ii) limited partnerships of which Oaktree serves as a general partner. Includes 1,600 LLC Units issued directly to Mr. Bernard, and 3,000 LLC Units issued under the Metropolis Realty Trust Stock Plan (which was assumed by the Company in the Merger). The LLC Units that were issued under the Metropolis Realty Trust Stock Plan were originally issued to Mr. Bernard as 3,000 shares of Metropolis Realty Trust Common Stock, and were converted into LLC Units on a one-for-one basis in the Merger. All of the LLC Units issued to Mr. Bernard (whether directly or under the Metropolis Realty Trust Stock Plan) were transferred by Mr. Bernard to Oaktree. Mr. Bernard is a Principal of Oaktree. Mr. Bernard disclaims beneficial ownership of the LLC Units owned by funds and accounts managed by Oaktree, the LLC Units owned by limited partnerships of which Oaktree serves as a general partner, and the LLC Units owned directly by Oaktree.

(14) Includes 289,503 LLC Units held by various limited partnerships, a trust and third party accounts for which Whippoorwill has discretionary authority and acts as general partner or investment manager. Includes 1,600 LLC Units issued directly to Mr. Strumwasser, and 3,000 LLC Units issued under the Metropolis Realty Trust Stock Plan (which was assumed by the Company in the Merger). The LLC Units that were issued under the Metropolis Realty Trust Stock Plan were originally issued to Mr. Strumwasser as 3,000 shares of Metropolis Realty Trust Common Stock, and were converted into LLC Units on a one-for-one basis in the Merger. All of the LLC Units issued to Mr. Strumwasser (whether directly or under the Metropolis Realty Trust Stock Plan) were transferred by Mr. Strumwasser to Whippoorwill pursuant to the terms of his employment with Whippoorwill. Mr. Strumwasser is a Principal, Managing Director and General Counsel of Whippoorwill. Mr. Strumwasser disclaims beneficial ownership of the LLC Units owned by discretionary accounts or trusts managed by Whippoorwill, the LLC Units owned by limited partnerships of which Whippoorwill serves as general partner, and the LLC Units owned by Whippoorwill directly as set forth above.

(15) Does not include LLC Units owned by Angelo, Gordon. Does not include 1,600 LLC Units issued directly to Mr. Roberts, and 3,000 LLC Units issued under the Metropolis Realty Trust Stock Plan (which was assumed by the Company in the Merger). The LLC Units that were issued under the Metropolis Realty Trust Stock Plan were originally issued to Mr. Roberts as 3,000 shares of Metropolis Realty Trust Common Stock, and were converted into LLC Units on a one-for-one basis in the Merger. All of the LLC Units issued to Mr. Roberts (whether directly or under the Metropolis Realty Trust Stock Plan) were transferred by Mr. Roberts to Angelo, Gordon pursuant to the terms of his employment with Angelo, Gordon. Mr. Roberts is a Managing Director of Angelo, Gordon. Mr.

      Roberts disclaims beneficial ownership of the shares of common stock owned by Angelo, Gordon.

(16) See notes 8 through 15 above with respect to the nature of the ownership of members of the Board of Managers and Executive Officers as a group, including disclaimers of beneficial ownership described therein.

      DESCRIPTION OF STOCK PLAN

      The following is a summary of the material terms of the Stock Plan, as amended. Such summary does not purport to be complete and is qualified in its entirety by reference to the Stock Plan, a copy of which has been filed as
Exhibit 10.2 hereto.

      The Board of Directors of Metropolis Realty Trust adopted the Stock Plan on October 10, 1996 (the "Effective Date"), and amended the Stock Plan on December 13, 1999. The Stock Plan was assumed by the Company in the Merger. The purpose of the Stock Plan is to attract and retain qualified persons as members of the Board of Managers. Pursuant to the Stock Plan, the Board of Managers of the Company has the authority to issue to members of the Company's Board of Managers options to purchase, in the aggregate, 100,000 LLC Units. Pursuant to the Plan of Reorganization of the Company's predecessors and the Stock Plan, on the Effective Date, the initial members of Metropolis Realty Trust's Board of Directors were each granted 3,000 Options. After the adjustment of the Options' exercise prices, each such Director exercised his Options on December 23, 1999, as more particularly described under "EXECUTIVE COMPENSATION." In March 1998, John R.S. Jacobsson was granted options entitling him to purchase an aggregate of 3,000 shares of Class A Common Stock at an exercise price of $42.50 per share. The exercise price of Mr. Jacobsson's options was adjusted to $27.50 and to $12.50 on December 13, 1999 and December 28, 1999, respectively, as more particularly described under "EXECUTIVE COMPENSATION." On September 9, 2002, John R.S. Jacobsson exercised his options to purchase 3,000 LLC Units of the Company for an exercise price of $12.50 per LLC Unit. As of December 31, 2002, there were no options to purchase LLC Units outstanding, and the Board of Managers does not expect to grant any additional options to purchase LLC Units under the Stock Plan.

      If the holder of an option ceases to serve as a member of the Board of Managers for any reason, options that have been previously granted to such holder and that have not been vested will be forfeited and options that are vested as of the date of such cessation may be exercised by such holder in accordance with and subject to the Stock Plan. If the holder of an option dies while serving as a member of the Board of Managers of the Company, options that have been previously granted to such holder and that are vested as of the date of such holder's death may be exercised by such holder's legal representative in accordance with and subject to the Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ASSET MANAGEMENT - Prior to September 9, 2002, Metropolis Realty Trust was party to an Asset Management Agreement with a company ("Asset Manager") that is affiliated with two of its stockholders. One of these stockholders was also a Director and officer of Metropolis Realty Trust and is a member of the Board of Managers and an officer of the Company. The Asset Management Agreement was terminated on September 9, 2002, the date that the Sale Transaction was consummated. The Asset Manager provided asset advisory, consultation and management services for Metropolis Realty Trust. Fees for such services were payable in arrears at a rate of $25,000 per month. The Asset Management Agreement also provided for reimbursement of costs and expenses for contractors and professional fees, as incurred. Asset management fees incurred for the twelve months ended December 31, 2002 and December 31, 2001 aggregated approximately $207,000 and $300,000, respectively.

On the closing of the Sale Transaction, the Asset Manager was paid a fee in the amount of $2,000,000 in consideration for services rendered to Metropolis Realty Trust in connection with the Sale Transaction. These services included the Asset Manager's participation in the negotiation and structuring of the Sale Transaction, marketing of the 1290 Property, oversight of the building's property tours, management of the Jamestown Partnership's due diligence process, and supervision of the building's property manager in connection with these due diligence activities. Upon the consummation of the Sale Transaction, Metropolis Realty Trust paid a $50,000 bonus to each of four of its officers in recognition of the contribution made by each of these officers to the negotiation, structuring and consummation of the Sale Transaction. One of the officers that received such bonus is affiliated with the Asset Manager.

PROPERTY MANAGEMENT - Prior to September 9, 2002, Metropolis Realty Trust was a party to a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a stockholder. The Property Management Agreement was terminated on September 9, 2002, the date that the Sale Transaction was consummated, and on such date Metropolis Realty Trust paid to the Property Manager/Leasing Agent, on an accelerated basis, approximately $800,000 of leasing commissions due to the Property Manager/Leasing Agent under its leasing agreement. The Property Manager/Leasing Agent managed and operated the 1290 Property and provided all supervisory, management and leasing services. Fees incurred under the Management and Leasing Agreement for the year ended December 31, 2002 and December 31, 2001 aggregated approximately $1,182,000 and $2,071,000, respectively.

REIT MANAGEMENT - Metropolis Realty Trust entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the year ended December 30, 2002 and 2001 aggregated approximately $125,000 and $126,000, respectively.

PARTICIPATION IN THE SALE TRANSACTION- As described above in the Note titled "Sale of the 1290 Property", the Sale Transaction was consummated on September 9, 2002.

As described below, certain parties affiliated with, or that have performed services for, the Company and Metropolis Realty Trust had an interest in the Sale Transaction.

Apollo Real Estate Advisors. Apollo Real Estate Advisors, L.P., a Delaware limited partnership ("AREA"), is the general partner of Apollo Real Estate Investment Fund, L.P. ("AREIF") which beneficially owned approximately 38% of the outstanding shares of Metropolis Realty Trust Common Stock prior to the Merger and currently owns approximately 38% of the outstanding LLC Units. Certain of the Company's current and Metropolis Realty Trust's former directors and officers are also partners of AREA and officers of the general partner of AREA. Four of AREA's partners serve on the Company's and Metropolis Realty Trust's boards of directors (the "Apollo Directors"). The Apollo Directors indirectly control, through AP-1290 Partners LLC, an approximate 23% limited partnership interest in the Jamestown Partnership that acquired the 1290 Property. Through its continued affiliation with the Jamestown Partnership, an affiliate of AREA receives a portion of the property management fees that are paid with respect to the 1290 Property, and another affiliate of AREA serves as the leasing agent for the 1290 Property and receives leasing commissions if and when a lease relating to the 1290 Property is executed. In addition, if the 1290 Property is sold by the Jamestown Partnership, an affiliate of AREA will be entitled to a sales fee equal to 1.2% of the gross sales price. Upon the consummation of the Sale Transaction, Metropolis Realty Trust paid a $50,000 bonus to each of four of its officers in recognition of the contribution made by each of these officers to the negotiation, structuring and consummation of the Sale Transaction. Three of the officers that received such bonus are affiliated with AREA.

ITEM 14. DISCLOSURE CONTROLS AND INTERNAL CONTROLS

      The Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) ("Disclosure Controls") are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures for financial reporting ("Internal Controls") are procedures that are designed with the objective of providing reasonable assurance that:

      o     the Company's transactions are properly authorized;

      o     assets are safeguarded against unauthorized or improper use; and

      o     transactions are properly recorded and reported,

in each case all to permit the preparation of the Company's financial statements in conformity with U.S. generally accepted accounting principles.

      LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

      The Company's management, including the Company's principal executive officer and principal financial officer, does not expect that the Company's Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures related to the control may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      ANNUAL EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL
CONTROLS

      Within the 90-day period prior to the filing of this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's Disclosure Controls. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded, subject to the limitations noted above, that:

      o the design and operation of the Company's Disclosure Controls were effective to ensure that material information related to the Company which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified in SEC rules and forms; and

      o the Company's Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with U.S. generally accepted accounting principles.

      No significant changes were made to the Company's Internal Controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements are included in response to Item 8 hereof.

     (a)(2) Financial Statement Schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

     (a)(3) Exhibits

      2.1 Agreement and Plan of Merger, dated as of May 22, 2002, by and among Metropolis Realty Lower Tier LLC, Metropolis Realty Holdings LLC, and Metropolis Realty Trust, Inc.*

      3.1 Certificate of Formation of Metropolis Realty Holdings LLC, dated May 6, 2002*

      3.2 Limited Liability Company Agreement of Metropolis Realty Holdings LLC, dated as of May 6, 2002*

      9.1   Form of Voting Agreement*

      10.1 Amended and Restated Purchase Agreement dated May 7, 2002 between Metropolis Realty Trust, Inc. and Jamestown 1290, L.P.*

      10.2 Amended and Restated Metropolis Realty Trust, Inc. 1996 Directors' Stock Plan. **

      21.1  Subsidiaries of Metropolis Realty Holdings LLC

      99.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

      99.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

      (b)   Reports on Form 8-K.
            None.

      (c)   Exhibits.
            Refer to paragraph (a)(3) under this Item 15.

      (d)   Not applicable.

------------

* Previously filed with the Company's Registration Statement on Form S-4, as amended, originally filed on May 24, 2002.

** Previously filed with Metropolis Realty Trust Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         METROPOLIS REALTY HOLDINGS LLC

                                 By:   /s/ Lee S. Neibart
                                     ----------------------------------------
                                 Name:  Lee S. Neibart
                                 Title: President and Director (principal
                                        executive officer)


Date: March 28, 2003


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                Title                                  Date
---------                                                -----                                  ----

/s/ Lee S. Neibart
------------------------------------     President and Member of the Board of              March 28, 2003
Lee S. Neibart                                         Managers
                                             (principal executive officer)
/s/ William L. Mack
------------------------------------     Chairman of the Board and Member of               March 28, 2003
William L. Mack                                  the Board of Managers

/s/ John R.S. Jacobsson
------------------------------------     Vice President, Secretary and Member              March 28, 2003
John R.S. Jacobsson                            of the Board of Managers

/s/ John R. Klopp
------------------------------------     Vice President and Member of the                  March 28, 2003
John R. Klopp                                      Board of Managers

/s/ Bruce H. Spector
------------------------------------     Member of the Board of Managers                   March 28, 2003
Bruce H. Spector

/s/ Russel S. Bernard
------------------------------------     Member of the Board of Managers                   March 28, 2003
Russel S. Bernard



/s/ David A. Strumwasser
------------------------------------        Member of the Board of Managers                March 28, 2003
David A. Strumwasser

/s/ Stuart Koenig
------------------------------------        Treasurer (principal financial officer)        March 28, 2003
Stuart Koenig


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

      I, Lee S. Neibart, President and principal executive officer of Metropolis Realty Holdings LLC, certify that:

      1. I have reviewed this annual report on Form 10-K of Metropolis Realty Holdings LLC;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                       /s/ Lee S. Neibart
                                     ------------------------------------
                                     Lee S. Neibart
                                     President (principal executive officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

      I, Stuart Koenig, Vice President, Treasurer and principal financial officer of Metropolis Realty Holdings LLC, certify that:

      1. I have reviewed this annual report on Form 10-K of Metropolis Realty Holdings LLC;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                        /s/ Stuart Koenig
                                      ------------------------------------------
                                      Stuart Koenig

                                      Vice President and Treasurer (principal
                                      financial officer)

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------
21.1         Subsidiaries of Metropolis Realty Holdings LLC
99.1         Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes
             - Oxley Act of 2002
99.2         Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002